Form 10KSB
period 1996-01-31
GATEWAY DATA SCIENCES CORP
filed 1996-06-07
CIK 1002917

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                             ----------------------

                                   FORM 10-KSB

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934


                     For fiscal year ended January 31, 1996

                         Commission file number 0-27776

                            ------------------------

                        GATEWAY DATA SCIENCES CORPORATION
                 (Name of Small Business Issuer in Its Charter)

           ARIZONA                                      86-0527788
- - --------------------------                  ------------------------------------
 (State of incorporation)                   (I.R.S. Employer Identification No.)

                      3410 East University Drive, Suite 100
                             Phoenix, Arizona 85034
                                 (602) 968-7000
    (Address, including zip code, and telephone number, including area code, of issuer's executive offices)

    Securities registered pursuant to Section 12(b) of the Exchange Act: None

      Securities registered pursuant to Section 12(g) of the Exchange Act:

                     Common Stock, par value $.01 per share

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been
subject to such filing requirements for the past 90 days. Yes    No X
                                                             ---   ---

Check if disclosure of delinquent filers pursuant to item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB [X].

Issuer's revenues for its most recent fiscal year: $23,939,574.

Aggregate market value of the voting stock held by non-affiliates computed by reference to the price at which the stock was sold, or the average bid and asked prices of such stock, as of a specified date within the past 60 days: As of June 5, 1996 - $8,005,406.25.

Number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: As of June 5, 1996 - 2,798,949.

Documents incorporated by reference: None.

In accordance with Rule 15(d)-2 under the Exchange Act, this Special Financial Report contains only certified financial statements for the Small Business Issuer's fiscal year ended January 31, 1996, which preceded the fiscal year in which Registration Statement No. 33-98512-LA became effective. Registration Statement No. 33-98512-LA became effective on March 15, 1996.

                        GATEWAY DATA SCIENCES CORPORATION

                INDEX TO SPECIAL FINANCIAL REPORT ON FORM 10-KSB

                       FISCAL YEAR ENDED JANUARY 31, 1996




                                                                          Page

Report of Independent Public Accountants.....................................1

Consolidated Balance Sheet as of January 31, 1996............................2

Consolidated Statements of Operations for the Years
   Ended January 31, 1996 and 1995...........................................3

Consolidated Statements of Shareholders' Deficit
   for the Years Ended January 31, 1995 and 1996.............................4

Consolidated Statements of Cash Flows for the Years
   Ended January 31, 1996 and 1995...........................................5

Notes to Consolidated Financial Statements...................................6

Part IV, Item 13.  Exhibits and Reports on Form 8-K.........................16

Signatures..................................................................17

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS


To the Board of Directors and Shareholders of Gateway Data Sciences Corporation

     We have audited the accompanying consolidated balance sheet of Gateway Data Sciences Corporation (the "Company") and subsidiary as of January 31, 1996, and the related consolidated statements of operations, shareholders' deficit and cash flows for each of the two years in the period ended January 31, 1996. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

     We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Gateway Data Sciences Corporation and subsidiary as of January 31, 1996, and the results of their operations and their cash flows for each of the two years in the period ended January 31, 1996, in conformity with generally accepted accounting principles.



ARTHUR ANDERSEN LLP

Phoenix, Arizona,
May 2, 1996.

                GATEWAY DATA SCIENCES CORPORATION AND SUBSIDIARY

                           CONSOLIDATED BALANCE SHEET

                                JANUARY 31, 1996

ASSETS
CURRENT ASSETS:
   Cash and cash equivalents                                                                   $      93,402
   Trade receivables  --  less allowance of $90,100 (Notes 5 and 6)                                2,914,154
   Inventories (Notes 5 and 6)                                                                       388,041
   Prepaid expenses and other assets                                                                 928,287
                                                                                               -------------
                  Total current assets                                                             4,323,884
PROPERTY AND EQUIPMENT  --  Net (Notes 3, 5 and 6)                                                 1,139,770
NET INVESTMENT IN LEASE RESIDUALS (Note 4)                                                         1,558,547
OTHER ASSETS                                                                                         116,216
                                                                                               -------------
                                                                                               $   7,138,417
                                                                                               =============
LIABILITIES AND SHAREHOLDERS' DEFICIT
CURRENT LIABILITIES:
   Accounts payable                                                                            $   1,279,947
   Accrued liabilities (Note 1)                                                                    2,107,207
   Accrued payroll and benefits                                                                      262,719
   Due to officers and employees (Note 11)                                                           536,172
   Accrued interest (Notes 5 and 6)                                                                   14,664
   Current portion of notes payable (Note 6)                                                         136,436
   Current portion of capital lease obligations (Note 7)                                              58,798
   Deferred revenue                                                                                  808,731
                                                                                               -------------
                  Total current liabilities                                                        5,204,674

DEFERRED REVENUE, recognized after one year                                                        1,769,314
NOTES PAYABLE, less current portion (Note 6)                                                       1,252,038
LINE OF CREDIT (Note 5)                                                                              311,555
CAPITAL LEASE OBLIGATIONS, less current portion (Note 7)                                              61,545
                                                                                               -------------
                  Total liabilities                                                                8,599,126
                                                                                               -------------
COMMITMENTS AND CONTINGENCIES (Notes 2, 5, 6, 7, 8 and 11)

SHAREHOLDERS' DEFICIT (Note 8):
   Preferred stock, $.01 par value, 5,000,000 shares authorized,
     no shares issued and outstanding                                                                     -
   Common stock, $.01 par value, 20,000,000 shares authorized,
     1,543,199 shares issued and outstanding                                                          15,431
   Additional paid-in capital                                                                      2,587,848
   Deferred compensation                                                                             (11,700)
   Accumulated deficit                                                                            (4,052,289)
                                                                                               -------------
                  Total shareholders' deficit                                                     (1,460,710)
                                                                                               -------------
                                                                                               $   7,138,417
                                                                                               =============

                 See notes to consolidated financial statements.

                GATEWAY DATA SCIENCES CORPORATION AND SUBSIDIARY

                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                    Years Ended January 31,
                                                                    -----------------------
                                                                       1996           1995
                                                                       ----           ----
REVENUE (Note 1):
   Product revenue                                                $  19,543,549  $   18,956,270
   Software license revenue                                           2,947,205       1,009,322
   Professional services                                              1,448,820         740,745
                                                                  -------------  --------------
                  Total revenues                                     23,939,574      20,706,337
                                                                  -------------  --------------
OPERATING EXPENSES:
   Products sold                                                     14,240,309      13,869,601
   Software development                                               2,876,895       2,140,763
   Professional services                                              1,794,591       1,092,776
   Sales and marketing                                                1,626,538       1,453,459
   General and administrative                                         1,546,021       1,059,348
                                                                  -------------  --------------
                  Total expenses                                     22,084,354      19,615,947
                                                                  -------------  --------------
INCOME FROM OPERATIONS                                                1,855,220       1,090,390

OTHER (INCOME) EXPENSE:
   Interest expense                                                     777,422         554,787
   Other, net                                                            (5,683)        (30,100)
                                                                  -------------  --------------
                  Total other expense, net                              771,739         524,687
                                                                  -------------  --------------

INCOME BEFORE INCOME TAXES                                            1,083,481         565,703

PROVISION FOR INCOME TAXES (Note 9)                                        --              --
                                                                  -------------  ------------
NET INCOME                                                        $   1,083,481  $      565,703
                                                                  =============  ==============
NET INCOME PER COMMON AND COMMON
   EQUIVALENT SHARE (Note 1)                                      $         .71  $          .39
                                                                  =============  ==============
COMMON AND COMMON EQUIVALENT SHARES
   OUTSTANDING (Note 1)                                               1,601,180       1,661,952
                                                                  =============  ==============

                 See notes to consolidated financial statements.

                GATEWAY DATA SCIENCES CORPORATION AND SUBSIDIARY

                CONSOLIDATED STATEMENTS OF SHAREHOLDERS' DEFICIT
                  FOR THE YEARS ENDED JANUARY 31, 1995 AND 1996




                                          Common Stock         Additional
                                    ------------------------    Paid-in      Deferred       Accumulated
                                      Amount       Shares       Capital    Compensation       Deficit        Total
                                      ------       ------       -------    ------------       -------        -----
BALANCE, JANUARY 31, 1994........   $    10,459    1,045,920  $ 1,352,565  $         --   $   (5,701,473) $(4,338,449)
   Net income....................           --           --           --             --          565,703      565,703
                                    -----------  -----------  -----------  -------------  --------------  -----------

BALANCE, JANUARY 31, 1995........        10,459    1,045,920    1,352,565            --       (5,135,770)  (3,772,746)
   Conversion of debentures
     payable, notes payable and
     related accrued interest into
     common stock................         4,942      494,218    1,219,713            --              --     1,224,655
   Issuance of common stock to
     non-employee directors......            30        3,061       15,570        (15,600)            --           --
   Amortization of deferred
     compensation................           --           --           --           3,900             --         3,900
   Net income....................           --           --           --             --        1,083,481    1,083,481
                                    -----------  -----------  -----------  -------------  --------------  -----------

BALANCE, JANUARY 31, 1996........   $    15,431    1,543,199  $ 2,587,848  $     (11,700) $   (4,052,289) $(1,460,710)
                                    ===========  ===========  ===========  =============  ==============  ===========

                 See notes to consolidated financial statements

                GATEWAY DATA SCIENCES CORPORATION AND SUBSIDIARY

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                                  Years Ended
                                                                                                  January 31,
                                                                                        -----------------------------
                                                                                             1996           1995
                                                                                             ----           ----
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income......................................................................     $   1,083,481   $     565,703
   Adjustments to reconcile net income to net cash provided
     by (used in) operating activities:
       Depreciation and amortization...............................................           344,775         236,183
       Provision for doubtful accounts.............................................            53,100          10,000
       Net gain on property dispositions and other.................................               --           (5,605)
       Recognition of non-employee director compensation...........................             3,900             --
   Effect of changes in assets and liabilities:
       Trade receivables...........................................................        (1,435,824)       (575,010)
       Inventories.................................................................         2,302,435      (2,085,311)
       Prepaid expenses and other assets...........................................          (928,846)          7,007
       Accounts payable............................................................          (410,566)        270,997
       Accrued liabilities.........................................................            19,793           2,038
       Accrued payroll and benefits................................................          (226,109)        220,784
       Accrued interest............................................................            64,509          (3,560)
       Deferred revenue............................................................           122,377       1,252,918
                                                                                        -------------   -------------
                  Net cash provided by (used in) operating activities..............           983,025        (103,856)
                                                                                        -------------   -------------
CASH FLOWS FROM INVESTING ACTIVITIES:
   Purchase of property and equipment..............................................          (801,135)       (135,143)
   Proceeds from sale of property and equipment....................................               --            2,131
   Net investment in lease residuals...............................................        (1,034,236)         44,714
                                                                                        -------------   -------------
                  Net cash used in investing activities............................        (1,835,371)        (88,298)
                                                                                        -------------   -------------
CASH FLOWS FROM FINANCING ACTIVITIES:
   Proceeds from additional borrowings on notes payable............................           810,000       4,620,398
   Principal payments on notes payable.............................................          (113,000)     (4,182,269)
   Principal payments on capital lease obligations.................................          (204,534)        (67,515)
   Borrowings on line of credit....................................................           311,555             --
   Net proceeds from borrowings from (payments to) officers and employees..........          (170,189)        131,159
                                                                                        -------------   -------------
                  Net cash provided by financing activities........................           633,832         501,773
                                                                                        -------------   -------------
NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS...............................          (218,514)        309,619

CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR.......................................           311,916           2,297
                                                                                        -------------   -------------
CASH AND CASH EQUIVALENTS, END OF YEAR.............................................     $      93,402   $     311,916
                                                                                        =============   =============
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
   Cash paid during the period for interest........................................     $     712,913   $     566,191
                                                                                        =============   =============
   Cash paid during the period for income taxes....................................     $         --    $      46,042
                                                                                        =============   =============
SUPPLEMENTAL DISCLOSURES OF NONCASH INVESTING AND
   FINANCING TRANSACTIONS:
     Capital lease obligation incurred.............................................     $         --    $     260,401
                                                                                        =============   =============
     Conversion of notes payable and debentures payable to common stock............     $   1,224,655   $         --
                                                                                        =============   =============
     Fair market value of stock issued to non-employee directors...................     $      15,600   $         --
                                                                                        =============   =============

                 See notes to consolidated financial statements

                GATEWAY DATA SCIENCES CORPORATION AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


1.   SUMMARY OF OPERATIONS AND SIGNIFICANT ACCOUNTING POLICIES

     Operations -- Gateway Data Sciences Corporation (the "Company") and its wholly owned subsidiary, Gateway Credit Corporation ("GCC"), design, develop, market, and implement software products and provide related customer support services and hardware (principally International Business Machines Corp. ("IBM") products) for point-of-sale management, retail merchandising, and warehouse automation systems. The Company also provides full service product installation, maintenance, and training.

     Significant Accounting Policies --
         a. Principles of Consolidation -- The consolidated financial statements include the accounts of the Company and its subsidiary, GCC. All significant intercompany accounts and transactions have been eliminated in consolidation.

         b. Cash and Cash Equivalents -- Cash and cash equivalents include all bank accounts and short-term investments with a maturity of three months or less when purchased.

         c. Inventories -- Inventories are stated at the lower of cost or market. During the fourth quarter of fiscal 1996, the Company changed its inventory pricing method from specific identification to weighted average. This change did not have a material effect on the accompanying consolidated financial statements. Inventories at January 31, 1996, consist of the following:

                  New equipment.................................    $   117,090
                  Used equipment................................        270,951
                                                                    -----------

                           Total inventories                        $   388,041
                                                                    ===========

         The Company purchases substantially all new hardware, certain software applications, and certain maintenance from IBM. During the years ended January 31, 1996 and 1995, approximately $15,635,000 and $15,165,000, or
     66% and 73%, respectively, of total revenue resulted from sales of such hardware, software, and maintenance purchased from IBM (Note 2).

         d. Property and Equipment -- Property and equipment are recorded at cost. Depreciation and amortization are provided using the straight-line method over the estimated useful lives of the assets as follows: leasehold improvements -- over the term of the respective lease or life of the asset, if shorter; furniture and fixtures -- five years; computer and office equipment and other assets -- three to five years.

         e. Income Taxes -- Effective February 1, 1993, the Company adopted the provisions of Statement of Financial Accounting Standards ("SFAS") No. 109, Accounting for Income Taxes, which, among other things, provides for the establishment of deferred income taxes for temporary differences between the financial and income tax basis of reporting.

         f. Revenue Recognition -- Product revenue in the accompanying financial statements includes hardware, third-party software, and third-party maintenance sold to the Company's customers. Product and third-party software revenue is recognized upon the shipment of merchandise from the vendor (principally IBM) to the end user, or when shipped from the Company, whichever is appropriate. Third-party maintenance revenue is deferred and recognized straight-line over the

                GATEWAY DATA SCIENCES CORPORATION AND SUBSIDIARY
     term of the maintenance contract. Software license revenue in the accompanying financial statements includes revenue from the licensing of the Company's proprietary software offerings as well as revenue from the customization and modification of the Company's software for its customers. Software license revenue is recognized in accordance with Statement of Position 91-1, Software Revenue Recognition. Accordingly, revenue from software licensing is recognized when (i) shipment of the software has occurred, (ii) a signed non-cancelable license agreement has been received from the customer and, (iii) any remaining obligations under the license agreement have been completed. Revenue related to insignificant obligations is deferred and recognized as the obligations are fulfilled. Revenue from software licensing agreements which involve significant customization, modification, or production of the licensed software is deferred and recognized using the percentage of completion method of accounting. Revenue from software license fees related to the Company's obligation to provide certain post-contract customer support without charge is unbundled from the software license fee at its fair value and is deferred and recognized straight-line over the contract support period. Revenue from annual or other renewals of maintenance contracts is deferred and recognized straight-line over the term of the contracts. Revenue from professional services is generally billed on a time and materials basis and recognized as the related services are provided.

         g. Product Development -- SFAS No. 86, Accounting for the Costs of Computer Software to be Sold, Leased or Otherwise Marketed, requires the capitalization of certain software development costs subsequent to the establishment of technological feasibility. Based on the Company's product development process, technological feasibility is established upon the completion of a working model. Costs incurred by the Company between the completion of the working model and the point at which the product is ready for general release have been insignificant. Accordingly, the Company has charged all such costs to software development expenses in the accompanying consolidated statements of operations.

         h. Net Income Per Common and Common Equivalent Share -- Net income per common and common equivalent share is computed using the weighted average number of common and common equivalent shares outstanding during each period as adjusted for the reverse stock splits described in Note 8. Convertible debt, all of which was converted into 494,218 shares of common stock on September 1, 1995, is retroactively treated as if converted to common stock on the respective dates of original issuance. Common stock equivalents consist of stock options and warrants.

         i. Concentrations of Credit Risk -- Financial instruments which potentially expose the Company to concentrations of credit risk, as defined by SFAS No. 105, consist primarily of trade accounts receivable. The
     Company does not require collateral upon delivery of its products or services.

         j. Fair Value of Financial Instruments -- The estimated fair value of financial instruments has been determined by the Company using available market information and valuation methodologies. Considerable judgment is required in estimating fair values. Accordingly, the estimates may not be indicative of the amounts the Company could realize in a current market exchange.

                GATEWAY DATA SCIENCES CORPORATION AND SUBSIDIARY

         The carrying amounts of cash, trade receivables and accounts payable approximate fair values. The carrying amounts of the Company's borrowings under the line of credit agreement, notes payable and capital lease obligations approximate their fair value. The fair value of the Company's long-term debt and line of credit is estimated using discounted cash flow analyses, based on the Company's current incremental borrowing rates for similar types of borrowing arrangements.

2.   OPERATIONS AND BASIS OF PRESENTATION

         Operations -- Sales of IBM products (hardware, software, and maintenance) accounted for approximately 66% and 73% of the Company's total revenue for the years ended January 31, 1996 and 1995, respectively. The Company's reseller agreement with IBM expires in July 1997. The Company does not anticipate that the reseller agreement will extend beyond its expiration date. The Company intends to significantly accelerate its emphasis on the sale of its recently developed proprietary software products, and the Company anticipates this shift will result in a change in its product revenue mix. The Company believes that, although the change in product mix may initially result in lower total revenue, it should also result in a more favorable gross profit margin for the Company, reduced borrowing requirements, and a higher net margin as licensing of software becomes an increasingly higher percentage of total revenue. There can be no assurance, however, that the Company will be able to successfully complete the transition of its business focus or that any internally developed products or services will be accepted in the marketplace.

     Basis Of Presentation -- The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates.

     The financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As shown in the financial statements, at January 31, 1996, the Company's current liabilities exceeded its current assets by $880,790 and its total liabilities exceeded its total assets by $1,460,709.

     The Company has obtained from Sundance Venture Partners, L.P. and El Dorado Investment Company, significant shareholders of the Company, commitments to fund any cash deficits through November 1, 1996 if the Company is not able to obtain adequate financing elsewhere. However, the Company believes that its existing borrowing facilities and cash flow from operations will enable the Company to meet its cash requirements through November 1, 1996.

         In March 1996 the Company completed an initial public offering of its common stock. The Company sold 1,250,000 shares of its common stock at $6.75 per share, resulting in net proceeds to the Company of approximately $6.9 million. The Company used the proceeds to pay down the line of credit (Note 5) and retire the bridge notes payable (Note 6). The Company also intends to use a portion of the net proceeds to develop new software applications and enhancements to existing applications, to modify its software products to operate on open architecture platforms, to expand

GATEWAY DATA SCIENCES CORPORATION AND SUBSIDIARY marketing and sales operations, to make additional capital investments, and for working capital purposes. The following unaudited pro forma summary presents the balance sheet of the Company as if the net proceeds of the initial public offering had been received and the line of credit and bridge notes payable had been retired at January 31, 1996:

                                                                            Actual       As Adjusted
                                                                       -------------    -------------
         Working capital (deficiency)                                  $    (880,790)   $   4,884,280
         Total assets                                                      7,138,417       12,903,487
         Notes payable                                                     1,388,474          578,474
         Line of credit                                                      311,555             -
         Shareholders' equity (deficit)                                   (1,460,710)       5,425,916

     Recently Issued Accounting Standards -- SFAS No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of, which is required to be adopted by the Company in fiscal 1997, is not expected to have a material effect on the Company's financial position or its results of operations upon adoption. SFAS No. 123, Accounting for Stock-Based Compensation, is required to be adopted by the Company in fiscal 1997. Pursuant to the provisions of SFAS No. 123, the Company will continue to account for transactions with its employees pursuant to Accounting Principles Board Opinion No. 25, Accounting for Stock Issued To Employees. Therefore, this statement is not expected to have a material effect on the Company's financial position or its results of operations when adopted.

3.   PROPERTY AND EQUIPMENT

     Property and equipment at January 31, 1996, consist of the following:

        Leasehold improvements...............................      $     39,628
        Furniture and fixtures...............................           421,594
        Computer and office equipment........................         1,457,663
        Other................................................           213,112
                                                                   ------------
                 Total                                                2,131,997
        Less accumulated depreciation and amortization.......          (992,227)
                                                                   ------------
        Property and equipment, net..........................      $  1,139,770
                                                                   ============

     Computer and office equipment includes $231,800, net, of equipment under capital leases.

4.   NET INVESTMENT IN LEASE RESIDUALS

     The Company frequently assists its customers by arranging long-term financing for the purchase of hardware, software, and third-party maintenance. The Company generally uses an affiliate of IBM for these transactions. In certain of such transactions, the Company may choose to accept the assignment of the customer's end-of-lease purchase option as consideration for a portion of the sales price. The end-of-lease purchase options are recorded as net investment in lease residual and represent less than 10%, measured on a present value basis, of the fair value of the related hardware sold. Total residual values held by the Company were $1,558,547 as of January 31, 1996.

                GATEWAY DATA SCIENCES CORPORATION AND SUBSIDIARY

5.   LINE OF CREDIT

In August 1995, the Company obtained a line of credit from Concord Growth Corporation ("Concord") for borrowings in an amount that is the lower of $2,000,000 or 75% of eligible accounts receivable as defined in the line of credit agreement. This line of credit is secured by all of the Company's assets and is guaranteed by the Company's president. The line of credit bears interest at the prime rate (8.5% at January 31, 1996) plus 8% and matures on August 22, 1996. The Company is required to pay a monthly minimum fee of $5,000 along with an administrative fee based on the average daily balance outstanding each month. A facility fee of 1.5% of the maximum credit is due annually. The line of credit agreement requires that the Company maintain positive working capital; however, at the time of borrowing and at January 31, 1996, the Company was in a negative working capital position. Concord has waived this requirement through the maturity of the line of credit. Subsequent to January 31, 1996, the Company paid off the balance of the line of credit outstanding at January 31, 1996, with a portion of the net proceeds from its initial public offering. Accordingly, the balance outstanding has been classified as noncurrent in the accompanying balance sheet.

6.   NOTES PAYABLE

     Notes payable at January 31, 1996, consists of the following:

Bridge  notes  payable,  interest  payable  monthly  at 12% per annum  beginning February 1, 1996, due March 31, 1996
unless extended for up to six months at the option of the
holders, collateralized by the Company's trade receivables,
inventories and property equipment................................   $   810,000

Note payable to ZCMI, interest at 15%, principal and
interest payment of $18,682 due monthly through March 1999........       578,474
                                                                     -----------
                  Total...........................................     1,388,474

Less current portion..............................................       136,436
                                                                     -----------
                  Total long-term portion.........................   $ 1,252,038
                                                                     ===========

     In connection with the issuance of $810,000 of bridge notes payable in October 1995, the Company also issued warrants to purchase a total of 322,907, as adjusted, shares of the Company's common stock at an exercise price of $5.09 per share to the holders of the bridge notes. Bridge notes payable in the amount of $660,000 and warrants to purchase 252,997 shares of the Company's common stock were issued to certain of the Company's officers, members of the Company's Board of Directors, and an affiliated party. Additionally, the Company paid approximately $60,000 to Sundance Venture Partners, L.P., a significant shareholder of the Company, for management and due diligence fees in connection with the issuance of the bridge notes. The bridge notes payable were retired by the Company subsequent to January 31, 1996, with a portion of the net proceeds from its initial public offering. Accordingly, the balance outstanding has been classified as noncurrent in the accompanying balance sheet.

                GATEWAY DATA SCIENCES CORPORATION AND SUBSIDIARY

     On September 1, 1995, the Company issued 100,680, 373,321, and 20,217 shares of common stock upon conversion of $491,143, $634,883, and $98,629 of principal and interest on outstanding indebtedness held by Sundance Venture Partners, L.P., Sundance Capital Corporation, and El Dorado Investment Company, respectively.

     At January 31, 1996, scheduled maturities, excluding the bridge notes payable retired in connection with the Company's initial public offering, for the years ending January 31 are as follows:

          1997...................................................    $   136,436
          1998...................................................        161,438
          1999...................................................        191,021
          2000...................................................         89,579
                                                                     -----------
                   Total.........................................    $   578,474
                                                                     ===========

     Sundance Venture Partners, L.P. ("SVP") and El Dorado Investment Company ("El Dorado"), whose majority shareholder is Sundance Capital Corporation ("SCC"), own 254,423 and 145,728 shares, respectively, of the Company's common stock. The Company incurred interest expense of approximately $69,200 and $88,000 for the years ended January 31, 1996 and 1995, respectively. Interest payable to these related parties at January 31, 1996, was approximately $15,000.

7.   LEASE COMMITMENTS

     Operating   Leases  --  The  Company  conducts  its  operations  in  leased facilities and also leases certain property and equipment.

     The aggregate minimum rental commitments under the operating leases for the years ended January 31 are as follows:

          1997................................................     $    454,897
          1998................................................          399,009
          1999................................................          139,842
          2000................................................           30,653
                                                                   ------------
                   Total......................................     $  1,024,401
                                                                   ============

     Rental expense on operating leases was $507,676 and $508,108 for the years ended January 31, 1996 and 1995, respectively. Included in these amounts are officer and other employee-related operating lease expenses of $108,595 and $220,209 for the years ended January 31, 1996 and 1995, respectively.

                GATEWAY DATA SCIENCES CORPORATION AND SUBSIDIARY

     Capital Leases -- The Company leases  computers  under capital leases (Note
3). Capital lease obligations bear interest rates ranging from 9% to 17%, due in varying monthly installments through January 1998. At January 31, 1996, maturities are as follows:

         1997...................................................     $   69,240
         1998...................................................         65,108
                                                                     ----------
                  Total.........................................        134,348
         Less amount representing interest......................        (14,005)
                                                                     ----------
                  Total.........................................        120,343
         Less current portion...................................         58,798
                                                                     ----------
                  Total.........................................     $   61,545
                                                                     ==========

8.   CAPITAL STOCK

     Reverse Stock Split -- Information in the accompanying financial statements and notes to financial statements gives retroactive effect to a one-for-two reverse stock split effected on October 20, 1995, a two-for-three reverse stock split effected on December 28, 1995, and a 1.15-for-1 stock split effected on February 14, 1996, as well as a change in the par value of common stock to $.01 per share.

     Stock Option Plans -- In fiscal 1991, the Company adopted the Gateway Data Sciences Corporation Stock Option Plan (the "Plan") for directors, executive officers, and key employees. The Plan provides for the granting of options to purchase a maximum of 306,665 shares of common stock. The option price per share is determined by the Board of Directors and may not be less than 100% of the fair market value of the stock on the date that the option is granted. No person who owns, directly or indirectly, at the time of the granting of an incentive stock option, more than 10% of the total combined voting power of all classes of stock of the Company is eligible to receive incentive stock options under the Plan unless the option price is at least 110% of the fair market value of the common stock subject to the option on the date of the grant. The maximum term of an option may not exceed 10 years. From the effective date of grant, options vest 40% after two years, 60% after three years, 80% after four years, with 100% vesting after five years.

     During October 1995, the Company adopted the 1995 Stock Option Plan (the "1995 Plan"). The 1995 Plan provides for the granting of options to purchase common stock, the direct granting of common stock, and the granting of stock appreciation rights and cash awards, up to a maximum of 800,000 shares of common stock. An aggregate of 3,064 shares of common stock and options to acquire an aggregate 9,200 shares of common stock at an exercise price of $7.83 per share were automatically granted to the Company's non-employee directors pursuant to the 1995 Plan on the date on which the Company's shareholders approved the 1995 Plan.

                GATEWAY DATA SCIENCES CORPORATION AND SUBSIDIARY

     The following summarizes the activity under the Plans.

                                                                      Year Ended January 31,
                                                       ---------------------------------------------------
                                                                 1996                       1995
                                                       -------------------------  ------------------------
                                                                       Option                    Option
                                                          Number        Price       Number        Price
                                                         of Shares    Per Share   of Shares     Per Share
                                                         ---------   ----------- -----------   ---------
Options outstanding,
   beginning of year.............................          151,435   $4.88-$6.52     128,473  $4.88-$6.52
Granted..........................................          113,678   $6.16-$7.83      58,612      $6.16
Canceled/expired.................................          (58,829)  $4.88-$6.16     (35,650) $4.88-$6.16
Exercised........................................               -                       -
                                                       -----------               -----------
Options outstanding, end of
   year..........................................          206,284   $4.28-$7.83     151,435  $4.88-$6.52
                                                       ===========               ===========

Options exercisable, end of
   year..........................................           42,916   $4.88-$6.52      49,292  $4.88-$6.16
                                                       ===========               ===========

Options available for grant......................          900,381                   155,230
                                                       ===========               ===========

     Common Stock Warrants -- At January 31, 1996, there are warrants outstanding for the purchase of 322,907 shares of the Company's common stock at $5.09 per share in connection with the bridge financing discussed in Note 6. The warrants become exercisable on October 13, 1996.

     On September 13, 1993, in connection with related debt obligations, the Company entered into Stock Warrant Agreements with SVP and El Dorado that grant the holders the right to purchase up to 24,958 and 30,748 shares, respectively, of common stock at a price of $4.88 per share, which was considered to be the fair market value at the date of grant. The warrants are exercisable by SVP and El Dorado at any time until their expiration on December 31, 1999. No warrants have been exercised as of January 31, 1996.

9.   INCOME TAXES

     A reconciliation of the difference between the provision for income taxes and the amount that would be computed using statutory federal income tax rates is as follows:

                                                                  Year Ended January 31,
                                                                --------------------------
                                                                    1996           1995
                                                                -----------     ----------
Provision computed at federal rate of 34%...................    $   368,000     $  192,300
State income tax provision .................................         65,000         33,900
Penalties...................................................        111,000          --
Other.......................................................         10,000         17,900
Federal Alternative Minimum Tax.............................           --           5,800
Utilization of  net operating loss carryover................       (554,000)      (249,900)
                                                                -----------     ----------
         Total..............................................    $     --      $      --
                                                                ===========     ==========

                GATEWAY DATA SCIENCES CORPORATION AND SUBSIDIARY

     A detail of the net deferred tax asset is as follows:

                                                                  Year Ended January 31,
                                                                  ----------------------
                                                                    1996           1995
                                                                -----------     ----------
     Current:
         Reserves not currently deductible..................    $    10,000     $    4,000
         Other expenses not currently deductible............        252,000        202,000
     Non-current:
         Accelerated tax depreciation.......................         10,000         (6,000)
         Tax effect of net operating loss carryforwards.....        550,000      1,166,000
         Other..............................................         36,000         26,000
                                                                -----------     ----------
     Net deferred tax asset.................................        858,000      1,392,000
     Valuation allowance....................................       (814,000)    (1,368,000)
                                                                -----------     ----------
     Net deferred tax asset.................................    $    44,000     $   24,000
                                                                ===========     ==========

     SFAS No. 109 requires the reduction of deferred tax assets by a valuation allowance if, based on the weight of available evidence, it is more likely than not than some portion or all of the deferred tax assets will not be realized.

     The Company's net operating loss ("NOL") carryovers expire through the year 2009 for federal income tax purposes. Stock issuances by the Company, including an initial public offering, may cause a change in ownership under the provisions of Internal Revenue Code Section 382; accordingly, the utilization of the Company's net operating loss carryforwards may be subject to annual limitations. Management does not believe that any NOL limitations resulting from a change in the ownership will have a material adverse effect on the Company's results of operations or financial condition.

10.  EMPLOYEE BENEFIT PLANS

     Profit Sharing Plan -- The Company has a profit sharing plan and an executive compensation plan. Employees are eligible immediately to earn a contribution based on their qualified annual compensation, if the Company achieves its Earnings Before Interest and Tax ("EBIT") objective. The Company did not meet its EBIT objectives during the years ended January 31, 1995 and 1996.

     401(K) Profit Sharing Plan -- In May 1992, the Company adopted a profit sharing plan pursuant to Section 401(k) (the "401(k) Plan") of the Internal Revenue Code of 1986, as amended. Pursuant to the 401(k) Plan, all eligible employees may make elective contributions through payroll deductions. In addition, the 401(k) Plan provides that the Company may make matching and discretionary contributions in such amounts as may be determined by the Board of Directors. During the fiscal years ended January 31, 1996 and 1995, the Company expensed discretionary contributions pursuant to the 401(k) Plan in the amount of $51,800 and $32,800, respectively.

     Employee Stock Purchase Plan -- The Company's employee stock purchase plan (the "Purchase Plan") was adopted by the Company's Board of Directors and approved by the shareholders of the Company in February 1996. A total of 200,000 shares of the Company's common stock have been reserved for issuance under the Purchase Plan. The Purchase Plan permits eligible employees to purchase shares of the Company's common stock during concurrent 24-month offering periods (an "Offering Period"). Each Offering Period will be divided into four consecutive 6-month purchase periods (a "Purchase Period"). Employees may purchase shares of common stock pursuant to the

                GATEWAY DATA SCIENCES CORPORATION AND SUBSIDIARY

Purchase Plan at a purchase price equal to 85% of the lower of (i) the fair market value of the common stock on the first day of the Offering Period, or
(ii) the fair market value of the common stock on the last day of the Purchase Period. The initial Offering Period commenced on the date of the initial public offering of the Company's common stock.

11.  TRANSACTIONS WITH RELATED PARTIES

     In addition to related party transactions and balances disclosed elsewhere in these financial statements and the notes thereto, the Company has $536,172 of accrued liabilities due to certain officers and employees as of January 31, 1996.

     As of January 31, 1996, remaining lease commitments due to officers and employees by the Company for various computer operating leases expiring through the year ended January 31, 1997 are approximately $39,000.

12.  SIGNIFICANT CUSTOMERS

     The Company derives a significant portion of its total revenue from relatively few customers. The percentage of total revenue of customers to whom sales exceed 10% of total revenue were as follows:

                                                      Year Ended January 31,
                                                      ----------------------
                                                         1996         1995
                                                         ----         ----

                  Customer #1....................        18.2%        17.6%
                  Customer #2....................        --           12.3
                  Customer #3....................        12.1         --
                  Customer #4....................        10.2         --

     Because of the nature of the Company's business operations, the Company anticipates that customers that represent more than 10% of total revenue will vary from period to period depending on the placement of orders by a particular customer or customers in any given period.

PART IV, ITEM 13.  EXHIBITS AND REPORTS ON FORM 8-K.

(a)      Exhibits

Exhibit
Number                              Exhibit
- - ------                              -------

   1      Form of Underwriting Agreement(1)
 3.1      Second  Amended  and  Restated   Articles  of   Incorporation  of  the
          Registrant (1)
 3.2      Second Amended and Restated Bylaws of the Registrant(1)
 4.1 Form of Certificate representing shares of Common Stock, par value $.01 per share(1)
 4.2      Form of Representatives' Warrant Agreement(1)
 4.3 Form of Warrant to Purchase Securities of the Registrant dated October 13, 1995(1)
 4.4      Form of Common Stock Purchase Warrant dated September 13, 1993(1)
10.1      1990 Stock Option Plan, as amended(1)
10.2      Amended and Restated 1995 Stock Option Plan(1)
10.3      Loan Agreement  dated  August 22,  1995,  between  the  Registrant and
             Concord Growth Corporation, with Amendment(1)
10.4 Security Agreement dated August 22, 1995, between the Registrant and Concord Growth Corporation(1)
10.5      General  Continuing  Guaranty to Concord Growth Corporation by Michael
          M. Gordon(1)
10.6      Form of Unit Subscription Agreement dated October 13, 1995(1)
10.7      Form of Promissory Note dated October 13, 1995(1)
10.8      Form of Security Agreement dated October 13, 1995(1)
10.9      IBM   Business   Partner   Agreement   between  the   Registrant   and
          International Business Machines Corporation(1)
10.10     Amendment to IBM Business Partner Agreement between the Registrant and
             International Business Machines Corp.(1)
10.11     Form of Master Customer Agreement(1)
10.12     Amendment,  Termination and Waiver  Agreement dated as of September 1,
             1995  among  the  Registrant,   Sundance  Venture  Partners,  L.P.,
             Sundance Capital Corporation, El Dorado Investment Company, Michael
             M. Gordon, J. Michael McPheeters, and Matthew J. Gordon (1)
10.12.1   Amendment No. 1 to Amendment, Termination, and Waiver Agreement(1)
10.13     Employee Stock Purchase Plan, as amended through February 28, 1996(1)
10.14     Form of Indemnity Agreement(1)
16        Letter Re: Change in Accountant(1)
21        List of Subsidiaries(1)
23.1      Consent of Arthur Andersen LLP
27        Financial Data Schedule

- - ------------
(1)Incorporated by reference to the Registrant's Registration Statement on Form SB-2 and amendments thereto (No.33-98512-LA) as declared effective by the Securities and Exchange Commission on March 15, 1996.

(b)      Reports on Form 8-K

         None.

                                   SIGNATURES


         In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                               GATEWAY DATA SCIENCES CORPORATION



Date:  June 6, 1996                            /s/ Michael M. Gordon
                                               ---------------------
                                               Michael M. Gordon,
                                               Chairman of the Board
                                               and President


          In accordance with the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

Signature                              Capacity                                          Date
                                       --------                                          ----
/s/ Michael M. Gordon      Chairman of the Board and President                       June 6, 1996
- - -----------------------    (Principal Executive Officer)
Michael M. Gordon


/s/ Matthew J. Gordon      Vice President and Secretary                              June 6, 1996
- - -----------------------
Matthew J. Gordon


/s/ Vickie B. Jarvis       Vice President - Finance, Treasurer,                      June 6, 1996
- - -----------------------    and Chief Financial Officer
Vickie B. Jarvis           (Principal Financial and Accounting Officer)


/s/ Gregory S. Anderson    Director                                                  June 5, 1996
- - -----------------------
Gregory S. Anderson


/s/ Larry J. Wells         Director                                                  June 6, 1996
- - -----------------------
Larry J. Wells


/s/ Steven A. Rothstein    Director                                                  June 6, 1996
- - -----------------------
Steven A. Rothstein

                                       17