Form 10QSB
period 1996-04-30
GATEWAY DATA SCIENCES CORP
filed 1996-06-14
CIK 1002917

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

QUARTERLY REPORT UNDER SECTION 13 OR 15(D)OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended April 30, 1996

                        Gateway Data Sciences Corporation
        ----------------------------------------------------------------
        (Exact name of small business issuer as specified in its charter)


           Arizona                                           86-0527788
- -------------------------------                    -----------------------------
(State or other jurisdiction of                    (IRS Employer Identification)
incorporation or organization)



                  3410 E. University Drive, Phoenix, AZ 85034
                ------------------------------------------------
                    (Address of principal executive offices)

                                (602) 968-7000
                ------------------------------------------------
                (Issuer's telephone number, including area code)


Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15 (d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes              No   XX
   -------         -------

                      APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity: 2,798,949 shares of common stock, $.01 par value (as of June 12, 1996)
       ----------

                GATEWAY DATA SCIENCES CORPORATION AND SUBSIDIARY
                                      INDEX


                                                                           Page
                                                                           ----

PART I.     FINANCIAL INFORMATION

Item 1.     Financial Statements

            Consolidated Balance Sheets as of April 30, 1996
            and January 31, 1996                                             3

            Consolidated Statements of Operations for the
            three months ended April 30, 1996 and 1995                       4

            Consolidated Statements of Cash Flows for the
            three months ended April 30, 1996 and 1995                       5

            Notes to Consolidated Financial Statements                       6

Item 2.     Management's Discussion and Analysis of
            Financial Condition and Results of Operations                    7

PART II.    OTHER INFORMATION                                               11

            Signatures                                                      12

PART I, ITEM 1.   FINANCIAL STATEMENTS

                GATEWAY DATA SCIENCES CORPORATION AND SUBSIDIARY

                           CONSOLIDATED BALANCE SHEETS
                    AS OF APRIL 30, 1996 AND JANUARY 31, 1996

                                                                                 April 30,    January 31,
                                                                                   1996          1996
                                                                             -------------- --------------
                                                                               (Unaudited)
ASSETS
CURRENT ASSETS:
   Cash and cash equivalents                                                 $   2,526,796  $     93,402
   Trade receivables  --  less allowance of $90,100                              4,066,568     2,914,154
   Inventories                                                                     889,101       388,041
   Prepaid expenses and other assets                                               898,167       928,287
                                                                             -------------  ------------
                  Total current assets                                           8,380,632     4,323,884
PROPERTY AND EQUIPMENT  --  Net                                                  1,417,541     1,139,770
NET INVESTMENT IN LEASE RESIDUALS                                                1,558,547     1,558,547
OTHER ASSETS                                                                       134,066       116,216

                                                                             $  11,490,786  $  7,138,417
                                                                             =============  ============
LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIT)
CURRENT LIABILITIES:
   Accounts payable                                                          $     609,934     1,279,947
   Accrued liabilities                                                           1,799,566     2,107,207
   Accrued payroll and benefits                                                    319,598       262,719
   Due to officers and employees (Note 3)                                                0       536,172
   Accrued interest                                                                  1,445        14,664
   Current portion of notes payable                                                142,298       136,436
   Current portion of capital lease obligations                                     60,369        58,798
   Deferred revenue                                                                960,446       808,731
                                                                             -------------  ------------
                  Total current liabilities                                      3,893,656     5,204,674
DEFERRED REVENUE, recognized after one year                                      1,789,151     1,769,314
NOTES PAYABLE, less current portion                                                404,189     1,252,038
LINE OF CREDIT                                                                      28,372       311,555
CAPITAL LEASE OBLIGATIONS, less current portion                                     45,899        61,545
                                                                             -------------  ------------
                  Total liabilities                                              6,161,267     8,599,126
                                                                             -------------  ------------
COMMITMENTS AND CONTINGENCIES
SHAREHOLDERS' EQUITY (DEFICIT) :
   Preferred stock, $.01 par value, 5,000,000 shares authorized,
     no shares issued and outstanding                                                   -              -
   Common stock, $.01 par value, 20,000,000 shares authorized,
     2,793,199 shares issued and outstanding at April 30, 1996 and
     1,543,199 shares issued and outstanding at January 31, 1996                    27,931        15,431
   Additional paid-in capital                                                    9,109,947     2,587,848
   Deferred compensation                                                           (11,700)      (11,700)
   Accumulated deficit                                                          (3,796,659)   (4,052,289)
                                                                             -------------  ------------
                  Total shareholders' equity (deficit)                           5,329,519    (1,460,710)
                                                                             -------------  ------------
                                                                             $  11,490,786  $  7,138,417
                                                                             =============  ============

                 See notes to consolidated financial statements.

                GATEWAY DATA SCIENCES CORPORATION AND SUBSIDIARY

                      CONSOLIDATED STATEMENTS OF OPERATIONS

               FOR THE THREE MONTHS ENDED APRIL 30, 1996 AND 1995




                                                        Three Months Ended
                                                             April  30,
                                                  ----------------------------
                                                            (Unaudited)
                                                        1996           1995
                                                        ----           ----
REVENUE
   Product revenue                                $     968,748  $   6,882,478
   Software license revenue                           1,296,021        484,325
   Professional services                                530,329        227,645
                                                  -------------  --------------
                  Total revenues                      2,795,098      7,594,448
                                                  -------------  --------------
OPERATING EXPENSES:
   Products sold                                        557,482      5,356,567
   Software development                                 754,981        681,286
   Professional services                                488,967        425,047
   Sales and marketing                                  342,549        382,366
   General and administrative                           344,599        302,243
                                                  -------------  --------------
                  Total expenses                      2,488,578      7,147,509
                                                  -------------  --------------
INCOME FROM OPERATIONS                                  306,519        446,939
OTHER (INCOME) EXPENSE:
   Interest expense                                      50,984        236,622
   Other, net                                               (95)          (323)
                                                  -------------  --------------
                  Total other expense, net               50,889        236,299
                                                  -------------  --------------
INCOME BEFORE INCOME TAXES                              255,630        210,640
PROVISION FOR INCOME TAXES                                 --             --
                                                  -------------  --------------
NET INCOME                                        $     255,630  $     210,640
                                                  -------------  --------------
NET INCOME PER COMMON AND COMMON
   EQUIVALENT SHARE (Note 2)                      $         .12  $         .14
                                                  =============  =============
COMMON AND COMMON EQUIVALENT SHARES
   OUTSTANDING (Note 2)                               2,214,934      1,557,385
                                                  =============  =============
                 See notes to consolidated financial statements.

                GATEWAY DATA SCIENCES CORPORATION AND SUBSIDIARY

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

               FOR THE THREE MONTHS ENDED APRIL 30, 1996 AND 1995

                                                                                              Three Months Ended
                                                                                                   April 30,
                                                                                        -----------------------------
                                                                                             1996           1995
                                                                                             ----           ----
                                                                                                 (Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income......................................................................     $     255,630   $     210,640
   Adjustments to reconcile net income to net cash used in operating activities:
       Depreciation and amortization...............................................           117,624          68,559
   Effect of changes in assets and liabilities:
       Trade receivables...........................................................        (1,152,414)     (1,652,512)
       Inventories.................................................................          (501,060)      1,835,857
       Prepaid expenses and other assets...........................................            12,269        (470,378)
       Accounts payable............................................................          (670,013)        278,869
       Accrued liabilities.........................................................          (307,641)       (757,946)
       Accrued payroll and benefits................................................            56,879         171,102
       Accrued interest............................................................           (13,219)         31,805
       Deferred revenue............................................................           171,552        (246,414)
                                                                                        -------------   -------------
                  Net cash used in operating activities............................        (2,030,393)       (530,418)
                                                                                        -------------   -------------
CASH FLOWS FROM INVESTING ACTIVITIES:
   Purchase of property and equipment..............................................          (395,395)        (25,375)
   Net investment in lease residuals...............................................              --           112,500
                                                                                        -------------   -------------
                  Net cash (used in) provided by  investing activities.............          (395,395)         87,125
                                                                                        -------------   -------------
CASH FLOWS FROM FINANCING ACTIVITIES:
   Net proceeds from initial public offering.......................................         6,534,599             --
   Principal payments on notes payable.............................................          (841,987)        (23,772)
   Principal payments on capital lease obligations.................................           (14,075)       (116,686)
   Net payments on line of credit..................................................          (283,183)            --
   Net proceeds from borrowings from (payments to) officers and employees..........          (536,172)        275,192
                                                                                        -------------   -------------
                  Net cash provided by financing activities........................         4,859,182         134,734
                                                                                        -------------   -------------
NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS...............................         2,433,394        (308,559)

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD.....................................            93,402         311,916
                                                                                        -------------   -------------
CASH AND CASH EQUIVALENTS, END OF PERIOD...........................................     $   2,526,796   $       3,357
                                                                                        =============   =============

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
   Cash paid during the period for interest........................................     $      64,429   $     236,622
                                                                                        =============   =============

   Cash paid during the period for income taxes....................................     $      39,500   $         --
                                                                                        =============   =============

                 See notes to consolidated financial statements

                GATEWAY DATA SCIENCES CORPORATION AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                 APRIL 30, 1996



1.   INTERIM FINANCIAL REPORTING

         The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and the instructions to Form 10-QSB. Accordingly, they do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations, and cash flows for the periods presented have been made. The results of operations for the three-month period ended April 30, 1996 are not necessarily indicative of the operating results that may be expected for the entire year ending January 31, 1997. These financial statements should be read in conjunction with the Company's Form 10-KSB for the fiscal year ended January 31, 1996.


2.   NET INCOME PER COMMON AND COMMON EQUIVALENT SHARE

         Net income per common and common equivalent share is computed using the weighted average number of common and common equivalent shares outstanding during each period. Common stock equivalents consist of stock options and warrants.


3.   TRANSACTIONS WITH RELATED PARTIES

         During the three months ended April 30, 1996, the Company used a portion of the proceeds of its initial public offering (Note 4) to retire $536,172 of accrued liabilities due to certain officers and employees and $660,000 of bridge notes payable due to certain of the Company's officers, members of the Board of Directors, and an affiliated party.


4.   INITIAL PUBLIC OFFERING

         In March 1996 the Company completed an initial public offering of its common stock. The Company sold 1,250,000 shares of its common stock at $6.75 per share, resulting in net proceeds to the Company of approximately $6.5 million. The Company used the proceeds to pay down its line of credit and retire the bridge notes payable (Note 3). The Company also intends to use a portion of the net proceeds to develop new software applications and enhancements to existing applications, to modify its software products to operate on open architecture platforms, to expand marketing and sales operations, to make additional capital investments, and for working capital purposes.

ITEM 2.           MANAGEMENT'S   DISCUSSION  AND  ANALYSIS  OF  CONSOLIDATED
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Operations

         The Company designs, develops, markets and implements software products and provides related customer support services and hardware for point-of-sale, retail merchandising, and warehouse automation systems. The Company also provides professional services, including installation, training, maintenance, customization, and modifications in conjunction with sales of its software products. The Company markets its products and services entirely through an internal sales force.

         Founded in 1985, the Company historically derived its revenue primarily from sales of hardware and software products developed by third parties, primarily International Business Machines Corp. ("IBM"). The Company's dependence on the resale of third parties' products adversely affected the Company's competitive position, gross profit margins, and operating results. As a result, in 1991 the Company changed its business strategy to emphasize the development and sale of its own software products. The Company intends to use a substantial portion of the proceeds from its initial public offering completed in March 1996 to significantly accelerate the transition of its business focus during the next 12 months. As a result, the Company anticipates that revenue from third-party hardware and software products will continue to decrease from historical levels and that revenue from software licenses and professional services will increase in dollar amounts as well as a percentage of total revenue during the next several years. The Company believes that, although the change in product mix will initially result in lower total revenue, it will also result in a more favorable gross profit margin for the Company, reduced borrowing requirements, and a higher net margin as sales of software become a higher percentage of total revenue. This change is evident in the results of operations for the three months ended April 30, 1996.

         Product revenue includes hardware, third-party software, and third-party maintenance sold to the Company's customers. Software license revenue includes revenue from the licensing of the Company's proprietary software offerings as well as revenue from the customization and modification of the Company's software for its customers. Professional services revenue includes services to install the Company's software products and third-party hardware and software products, and services to train customers in the use of the Company's software products and third-party hardware and software products.

         Cost of products sold includes costs of those products (software and hardware) not manufactured by the Company and maintenance resold by the Company. The Company does not capitalize any software development costs associated with the development of its proprietary software products and has expensed all payroll and related costs for software development as incurred. Sales and marketing expenses consist primarily of salaries, commissions and related benefits, and general and administrative costs associated with or allocated to the Company's sales and marketing personnel. General and administrative expenses include the cost of finance and accounting, human resources, corporate information systems and other administrative functions of the Company.


Results of Operations of the Company for the Three Months ended April 30, 1996

         Revenue. Total revenue decreased by 63% from approximately $7.6 million in the three months ended April 30, 1995 to approximately $2.8 million in the three months ended April 30, 1996. Product revenue decreased by 86% from approximately $6.9 million to approximately $969,000 during the same periods. As a percentage of total revenue, product revenue decreased from 91% during the three months ended April 30, 1995 to 34% during the three months ended April 30, 1996. Software license revenue increased by 168% from approximately $484,000 in the three months ended April 30, 1995 to approximately $1.3 million in the three months ended April 30, 1996. As a percentage of total revenue, software license revenue increased from 6% to 46% during the same period. Professional services revenue increased 133% from approximately $228,000 to approximately $530,000 during the three month periods ending April 30, 1995 and 1996, respectively. As a percentage of total revenue, professional services revenue increased from 3% of total revenue to 19% of total revenue during the three months ended April 30, 1995 and 1996, respectively.

         The overall decrease in total revenue is attributed to significantly lower product revenue. The decrease in product revenue is attributed to reduced sales of third-party hardware products, principally those manufactured by IBM, including the IBM AS/400. IBM has delayed shipment on its new AS/400 line of RISC (Reduced Instruction Set Computing) processors, thus delaying sales to many of the Company's customers. The increase in software license and professional services revenue resulted from the Company's continued focus on sales of its proprietary software products, as well as continuing to provide professional services to implement its software products.

         Cost of Products Sold. Cost of products sold decreased 90% from approximately $5.4 million during the three months ended April 30, 1995 to approximately $557,000 during the three months ended April 30, 1996. This decrease is attributed to the corresponding decrease in sales of third-party hardware products during the same period. As a percentage of product revenue, gross margins on product revenue were approximately 40% and 24% during the three months ended April 30, 1996 and 1995, respectively. The increase in total gross margin is attributed to an overall significantly lower volume of sales of IBM AS/400s and to the higher margins associated with the retail industry-related products, which the Company resells at higher gross margin levels than IBM AS/400s.

         Software Development Expense. Software development expense increased from approximately $681,000 to approximately $755,000 during the three months ended April 30, 1995 and 1996, respectively. The 11% increase is attributed to increased research and development effort associated with the development of the Company's proprietary software products. As a percentage of total revenue, software development costs increased from 9% in the three months ended April 30, 1995 to 27% in the three months ended April 30, 1996. This increase is attributed to the overall decrease in total revenue.

         Professional Services Expense. Professional services expense increased by 15% from approximately $425,000 to approximately $489,000 during the three months ended April 30, 1995 and 1996, respectively. Additional personnel contributed to this increase. As a percentage of professional services revenue, professional services expense decreased from 187% in the three months ended April 30, 1995 to 92% in the three months ended April 30, 1996. This decrease is attributed to increased utilization of professional services personnel.

         Sales and Marketing Expense. Sales and marketing expenses decreased 10% from approximately $382,000 to approximately $343,000 in the three months ended April 30, 1995 and 1996, respectively. The decrease can be attributed to lower commission expenses paid as a result of changes in sales compensation plans for fiscal 1997.

         General and Administrative Expense. General and administrative expenses increased from approximately $302,000 in the three months ended April 30, 1995 to approximately $345,000 in the three months ended April 30, 1996. This 14% increase is attributed to additional personnel and associated costs.

         Other Income (Expense). Interest expense was approximately $51,000 during the three months ended April 30, 1996, as compared with approximately $237,000 during the three months ended April 30, 1995. In September 1995, the Company converted approximately $1.2 million of debt into shares of common stock. Interest expense related to this debt, together with interest expense due to vendor late payments that were incurred during the three months ended April 30, 1995, were not incurred during the three month period ended April 30, 1996.

         Net Income. Net income increased 21% from approximately $211,000, or $.14 per share, in the three months ended April 30, 1995 to approximately $256,000, or $.12 per share, in the three months ended April 30, 1996. The Company attributes this increase to the 78% decrease in interest expense during the comparable periods. The decrease in net income per share is primarily a result of the additional shares issued in conjunction with the Company's initial public offering in March 1996.

Liquidity and Capital Resources

         The Company's working capital position increased from a deficit of approximately ($880,000) at January 31, 1996 to approximately $4.5 million at April 30, 1996. In March 1996, the Company completed an initial public offering of 1,250,000 shares of common stock and raised net proceeds of approximately $6.5 million. The Company used a portion of the proceeds from this offering to retire $810,000 of bridge notes and related interest, to purchase approximately $396,000 of capital equipment, and to retire approximately $536,000 of debt to officers and employees.

         The Company's operations used net cash of approximately $2.0 million for operations during the three months ended April 30, 1996, primarily as a result of the increase in accounts receivable, the reduction in accounts payable and other accrued liabilities, and the investment in inventories related to large retail point-of-sale transactions.

         Capital expenditures for the three-month period ended April 30, 1996 totaled approximately $396,000, of which approximately $251,000 was for the purchase of computer hardware and software needed for the continued efficient development of proprietary software products. The balance of $145,000 was used for the expansion of physical office space and related purchases of furniture and fixtures.

         Financing activities provided net cash of approximately $4.9 million in the three months ended April 30, 1996. The Company completed its initial public offering in March 1996, which generated net proceeds to the Company of approximately $6.5 million. Retirement of approximately $810,000 in bridge notes payable, payments to officers and employees of approximately $536,000, and payments on the Company's line of credit in the amount of $283,000 partially offset the proceeds from the initial public offering.

         The Company currently has an agreement with Concord Growth Corporation ("Concord") providing for a line of credit that expires August 22, 1996, in the amount that is the lower of $2.0 million or 75% of eligible accounts receivable. The line of credit bears interest at the prime rate of interest quoted in the Wall Street Journal on the first day of each month plus 8% and requires a monthly minimum payment of $5,000. The Company anticipates that it will replace or re-negotiate its existing line of credit during the second quarter of fiscal 1997 in order to obtain a more favorable borrowing facility.

         The Company believes that existing cash balances, cash generated from operations, and available borrowings will be sufficient to meet the Company's liquidity needs for the next 12 months at its current level of operations. However, the Company may be required to obtain additional capital to fund its planned growth in the future, particularly to provide funds required to finance the Company's planned software development programs and increased sales and marketing efforts. Potential sources of such capital may include the proceeds from the exercise of outstanding options and warrants, bank financing, strategic alliances, and additional offerings of the Company's equity or debt securities. There can be no assurance that such capital will be available on acceptable terms from these or other potential sources, and the lack of such capital could have a material adverse effect on the Company's operations.

PART II  OTHER INFORMATION

Item 1.           Legal Proceedings

                  Not applicable

Item 2.           Changes in Securities

                  Not applicable

Item 3.           Defaults Upon Securities

                  Not Applicable

Item 4.           Submissions of Matter to a Vote of Security Holders

                  Not Applicable

Item 5.           Other Information

                  Not Applicable

Item 6.           Exhibits and Reports on Form 8-K

                  (a)  Exhibits

                           27.  Financial Data Schedule

                  (b)   Reports on Form 8-K

                           Not applicable

SIGNATURES

         In accordance with the requirements of the Securities Exchange Act of 1934, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Signature:
- ----------

GATEWAY DATA SCIENCES CORPORATION

          /s/ Michael M. Gordon       Chairman of the Board,       June 13, 1996
- ----------------------------------    President, and Chief
                                      Executive Officer
                                      (Principal Executive
                                       Officer)

             /s/ Vickie B. Jarvis     Vice President, Finance and  June 13, 1996
- ----------------------------------    Chief Financial Officer
                                      (Principal Financial and
                                       Accounting Officer)