Form 10QSB
period 1996-07-31
GATEWAY DATA SCIENCES CORP
filed 1996-09-16
CIK 1002917

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

                   QUARTERLY REPORT UNDER SECTION 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended July 31, 1996

                         Commission File Number: 0-27776

                        Gateway Data Sciences Corporation
        -----------------------------------------------------------------
        (Exact name of small business issuer as specified in its charter)


        Arizona                                                86-0527788
        -------                                                ----------

   (State or other jurisdiction of                 (IRS Employer Identification)
   incorporation or organization)



                   3410 E. University Drive, Phoenix, AZ 85034
                   -------------------------------------------
                    (Address of principal executive offices)

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

Yes    X            No
     ----               -----

                      APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity: 2,804,721 shares of common stock, $.01 par value (as of September 13,
1996)

                GATEWAY DATA SCIENCES CORPORATION AND SUBSIDIARY
                                      INDEX

                                                                                        Page
                                                                                        ----
PART I.           FINANCIAL INFORMATION

Item 1.           Financial Statements

                  Consolidated Balance Sheets as of July 31, 1996
                  and January 31, 1996                                                    3

                  Consolidated Statements of Operations for the
                  Six and Three months ended July 31, 1996 and 1995                       4

                  Consolidated Statements of Cash Flows for the
                  Six months ended July 31, 1996 and 1995                                 5

                  Notes to Consolidated Financial Statements                              6

Item 2.           Management's Discussion and Analysis of
                  Financial Condition and Results of Operations                           7

PART II.          OTHER INFORMATION                                                      12

                  Signatures                                                             13

PART I, ITEM 1.   FINANCIAL STATEMENTS

                GATEWAY DATA SCIENCES CORPORATION AND SUBSIDIARY

                           CONSOLIDATED BALANCE SHEETS
                    AS OF JULY 31, 1996 AND JANUARY 31, 1996

                                                                                          July 31,     January 31,
                                                                                           1996           1996
                                                                                      --------------  ------------
                                                                                       (Unaudited)
ASSETS
CURRENT ASSETS:
   Cash and cash equivalents                                                          $   2,385,704  $      93,402
   Trade receivables - less allowance of $ 86,400 and $90,100, respectively               6,343,279      2,914,154
   Inventories                                                                            1,466,686        388,041
   Prepaid expenses and other assets                                                        413,150        928,287
                                                                                      -------------  -------------

                  Total current assets                                                   10,608,820      4,323,884
PROPERTY AND EQUIPMENT  --  Net                                                           1,676,177      1,139,770
NET INVESTMENT IN LEASE RESIDUALS                                                         1,420,123      1,558,547
OTHER ASSETS                                                                                490,627        116,216

                                                                                      $  14,195,747  $   7,138,417
                                                                                      =============  =============

LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIT)
CURRENT LIABILITIES:
   Accounts payable                                                                   $   1,813,593      1,279,947
   Accrued liabilities                                                                    1,333,434      2,107,207
   Accrued payroll and benefits                                                             472,346        262,719
   Due to officers and employees (Note 3)                                                        -         536,172
   Accrued interest                                                                           1,445         14,664
   Current portion of notes payable                                                         148,411        136,436
   Current portion of capital lease obligations                                              72,788         58,798
   Deferred revenue                                                                       1,011,497        808,731
                                                                                      -------------  -------------

                  Total current liabilities                                               4,853,514      5,204,674

DEFERRED REVENUE, recognized after one year                                               1,645,925      1,769,314
NOTES PAYABLE, less current portion                                                         364,713      1,252,038
LINE OF CREDIT                                                                            1,295,566        311,555
CAPITAL LEASE OBLIGATIONS, less current portion                                              85,357         61,545
                                                                                      -------------  -------------

                  Total liabilities                                                       8,245,074      8,599,126
                                                                                      -------------  -------------

COMMITMENTS AND CONTINGENCIES
SHAREHOLDERS' EQUITY (DEFICIT) :
   Preferred stock, $.01 par value, 5,000,000 shares authorized,
     no shares issued and outstanding                                                            -               -
   Common stock, $.01 par value, 20,000,000 shares authorized,
     2,804,721 shares issued and outstanding at July 31, 1996 and
     1,543,199 shares issued and outstanding at January 31, 1996                             28,047         15,431
   Additional paid-in capital                                                             9,158,098      2,587,848
   Deferred compensation                                                                     (3,900)       (11,700)
   Accumulated deficit                                                                   (3,231,573)    (4,052,289)
                                                                                      -------------- --------------

                  Total shareholders' equity (deficit)                                    5,950,672     (1,460,710)
                                                                                      -------------  --------------

                                                                                      $  14,195,747  $   7,138,417
                                                                                      =============  =============

                 See notes to consolidated financial statements.

                GATEWAY DATA SCIENCES CORPORATION AND SUBSIDIARY

                      CONSOLIDATED STATEMENTS OF OPERATIONS

            FOR THE SIX AND THREE MONTHS ENDED JULY 31, 1996 AND 1995

                                                   Six Months Ended                          Three Months Ended
                                                        July 31,                                 July 31,
                                                      (Unaudited)                              (Unaudited)
                                                 1996             1995                     1996           1995
                                                 ----             ----                     ----           ----
REVENUE
   Product revenue                          $    7,219,932    $  10,850,844           $   6,251,184  $    3,968,366
   Software license revenue                      2,382,264        1,558,647               1,086,243       1,074,322
   Professional services                         1,154,061          692,234                 623,732         464,589
                                            --------------    -------------           -------------  --------------
                  Total revenues                10,756,257       13,101,725               7,961,159       5,507,277
                                            --------------    -------------           -------------  --------------

OPERATING EXPENSES:
   Products sold                                 5,155,291        8,226,695               4,597,809       2,870,128
   Software development                          1,808,490        1,445,609               1,053,509         764,323
   Professional services                         1,197,265          856,466                 708,298         431,419
   Sales and marketing                             872,123          846,894                 529,574         464,528
   General and administrative                      817,520          763,939                 472,921         461,696
                                            --------------    -------------           -------------  --------------

                  Total expenses                 9,850,689       12,139,603               7,362,111       4,992,094
                                            --------------    -------------           -------------  --------------

INCOME FROM OPERATIONS                             905,568          962,122                 599,048         515,183

OTHER (INCOME) EXPENSE:
   Interest expense                                 87,036          453,260                  36,052         216,638
   Other, net                                       (2,184)          (3,140)                 (2,089)         (2,817)
                                            ---------------   --------------          -------------- ---------------

                  Total other expense, net          84,852          450,120                  33,963         213,821
                                            --------------    -------------           -------------  --------------

INCOME BEFORE INCOME TAXES                         820,716          512,002                 565,086         301,362

PROVISION FOR INCOME TAXES                            --               --                      --              --
                                            --------------    -------------           -------------  --------------

NET INCOME                                  $      820,716    $     512,002           $     565,086  $      301,362
                                             =============     ============            ============   =============

NET INCOME PER COMMON AND
  COMMON EQUIVALENT
    SHARE (Note 2)                          $          .31    $         .34           $         .19  $          .20
                                            ==============    =============           =============  ==============

COMMON AND COMMON
  EQUIVALENT SHARES
    OUTSTANDING (Note 2)                         2,571,292        1,557,385               2,920,574       1,557,385
                                            ==============    =============           =============  ==============

                 See notes to consolidated financial statements.

                GATEWAY DATA SCIENCES CORPORATION AND SUBSIDIARY

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                 FOR THE SIX MONTHS ENDED JULY 31, 1996 AND 1995

                                                                                               Six Months Ended
                                                                                                   July 31,
                                                                                        -----------------------------
                                                                                             1996           1995
                                                                                             ----           ----
                                                                                                (Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income......................................................................     $     820,716   $     512,002
   Adjustments to reconcile net income to net cash (used in) provided by operating activities:
       Depreciation and amortization...............................................           266,017         144,580
       Amortization of deferred compensation.......................................             7,800             --
   Effect of changes in assets and liabilities:
       Trade receivables...........................................................        (3,429,125)       (941,521)
       Inventories.................................................................        (1,078,645)      1,625,804
       Prepaid expenses and other assets...........................................           140,726        (320,168)
       Accounts payable............................................................           533,646        (579,514)
       Accrued liabilities.........................................................          (773,774)       (153,514)
       Accrued payroll and benefits................................................           209,627         638,094
       Accrued interest............................................................           (13,219)         43,797
       Deferred revenue............................................................            79,377        (120,848)
                                                                                        -------------   --------------

                  Net cash (used in) provided by operating activities..............        (3,236,854)        848,712
                                                                                        --------------  -------------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Purchase of property and equipment..............................................          (802,424)       (139,050)
   Net investment in lease residuals...............................................           138,424          61,811
                                                                                        -------------   -------------

                  Net cash used in investing activities............................          (664,000)        (77,239)
                                                                                        --------------  --------------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Net proceeds from initial public offering.......................................         6,531,809             --
   Proceeds from issuance of common stock..........................................            51,057             --
   Principal payments on notes payable.............................................          (875,350)        (62,146)
   Principal payments on capital lease obligations.................................           (28,543)       (161,417)
   Additional borrowings on capital lease obligations..............................            66,344             --
   Net proceeds from borrowings on line of credit..................................           984,011             --
   Net (payments to) borrowings from officers and employees........................          (536,172)        111,129
                                                                                        --------------  -------------

                  Net cash provided by (used in) financing activities..............         6,193,156        (112,434)
                                                                                        -------------   --------------

NET INCREASE IN CASH AND CASH EQUIVALENTS..........................................         2,292,302         659,039

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD.....................................            93,402         311,916
                                                                                        -------------   -------------

CASH AND CASH EQUIVALENTS, END OF PERIOD...........................................     $   2,385,704   $     970,955
                                                                                        =============   =============

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
   Cash paid during the period for interest........................................     $      87,036   $     236,622
                                                                                        =============   =============

   Cash paid during the period for income taxes....................................     $      39,500   $         --
                                                                                        =============   =============

                 See notes to consolidated financial statements

                GATEWAY DATA SCIENCES CORPORATION AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                  JULY 31, 1996



1.   INTERIM FINANCIAL REPORTING

         The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and the instructions to Form 10-QSB. Accordingly, they do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations, and cash flows for the periods presented have been made. The results of operations for the three-month and six-month periods ended July 31, 1996 are not necessarily indicative of the operating results that may be expected for the entire year ending January 31, 1997. These financial statements should be read in conjunction with the Company's Form 10-KSB for the fiscal year ended January 31, 1996.


2.   NET INCOME PER COMMON AND COMMON EQUIVALENT SHARE

         Net income per common and common equivalent share is computed using the weighted average number of common and common equivalent shares outstanding during each period. Common stock equivalents consist of stock options and warrants.


3.   TRANSACTIONS WITH RELATED PARTIES

         During the six months ended July 31, 1996, the Company used a portion of the proceeds of its initial public offering (Note 4) to retire $536,172 of accrued liabilities due to certain officers and employees and $660,000 of bridge notes payable due to certain of the Company's officers, members of the Board of Directors, and an affiliated party.


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

         Founded in 1985, the Company historically derived its revenue primarily from sales of hardware and software products developed by third parties, primarily International Business Machines Corp. ("IBM"). The Company's dependence on the resale of third parties' products adversely affected the Company's competitive position, gross profit margins, and operating results. As a result, in 1991 the Company changed its business strategy to emphasize the development and sale of its own software products. The Company intends to use a substantial portion of the proceeds from its initial public offering completed in March 1996 to significantly accelerate the transition of its business focus during the next 12 months. As a result, the Company anticipates that revenue from third-party hardware and software products will continue to decrease from historical levels and that revenue from software licenses and professional services will increase in dollar amounts as well as a percentage of total revenue during the next several years. The Company believes that, although the change in revenue mix will initially result in lower total revenue, it will also result in a more favorable gross profit margin for the Company, reduced borrowing requirements, and a higher net margin as sales of software and services become a higher percentage of total revenue.

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

Results of Operations of the Company for the Three Months ended July 31, 1996

         Revenue. Total revenue increased by 45% from approximately $5.5 million in the three months ended July 31, 1995 to approximately $8.0 million in the three months ended July 31, 1996. Product revenue increased by 58% from approximately $4.0 million to approximately $6.2 million during the same periods. As a percentage of total revenue, product revenue increased from 72% during the three months ended July 31, 1995 to 79% during the three months ended July 31, 1996. Software license revenue remained constant at approximately $1.1 million in the three months ended July 31, 1995 and 1996. As a percentage of total revenue, software license revenue decreased from 20% to 14% during the same period. Professional services revenue increased 34% from approximately
$465,000 to approximately $624,000 during the three month periods ending July 31, 1995 and 1996, respectively. As a percentage of total revenue, professional services revenue remained constant at 8% during the three months ended July 31, 1995 and 1996.

         The increase in product revenue is attributed to increased sales of third-party hardware products, principally those manufactured by IBM, including the IBM AS/400. IBM had delayed shipment on its new AS/400 line of RISC (Reduced Instruction Set Computing) processors during the first quarter of fiscal 1997, with shipments beginning in the Company's second quarter. The increase in professional services revenue resulted from the Company's continued focus on providing professional services to implement its software products.

         Cost of Products Sold. Cost of products sold increased 60% from approximately $2.9 million during the three months ended July 31, 1995 to approximately $4.6 million during the three months ended July 31, 1996. This increase is attributed to the corresponding increase in sales of third-party hardware products during the same period. As a percentage of product revenue, cost of products sold was approximately 73% and 72% during the three months ended July 31, 1996 and 1995, respectively.

         Software Development Expense. Software development expense increased from approximately $764,000 during the three months ended July 31, 1995 to approximately $1.0 million during the three months ended July 31, 1996. The 38% increase is attributed to increased research and development effort associated with the development of the Company's proprietary software products.

         Professional Services Expense. Professional services expense increased by 64% from approximately $431,000 during the three months ended July 31, 1995 to approximately $708,000 during the three months ended July 31, 1996. Additional personnel contributed to this increase. As a percentage of professional services revenue, professional services expense increased from 93% in the three months ended July 31, 1995 to 114% in the three months ended July 31, 1996. This increase as a percentage is attributed to lower utilization of professional services personnel.

         Sales and Marketing Expense. Sales and marketing expense increased 14% from approximately $465,000 during the three months ended July 31, 1995 to approximately $530,000 during the three months ended July 31, 1996. The increase can be attributed to costs incurred for new marketing literature.

         General and Administrative Expense. General and administrative expense increased from approximately $462,000 in the three months ended July 31, 1995 to approximately $473,000 in the three months ended July 31, 1996. This increase is attributed to additional personnel and associated costs.

         Other Income (Expense). Interest expense was approximately $36,000 during the three months ended July 31, 1996, as compared with approximately $217,000 during the three months ended July 31, 1995. In September 1995, the Company converted approximately $1.2 million of debt into shares of common stock. Interest expense related to this debt, together with interest expense due to vendor late payments that were incurred during the three months ended July 31, 1995, were not incurred during the three month period ended July 31, 1996.

         Net Income. Net income increased 88% from approximately $301,000, or $.20 per share, in the three months ended July 31, 1995 to approximately $565,000, or $.19 per share, in the three months ended July 31, 1996. The Company attributes this increase to the 83% decrease in interest expense during the comparable period and the 16% increase in income from operations. The decrease in net income per share is primarily a result of the additional shares issued in the Company's initial public offering in March 1996.

Results of Operations of the Company for the Six Months ended July 31, 1996

         Revenue. Total revenue decreased by 18% from approximately $13.1 million in the six months ended July 31, 1995 to approximately $10.8 million in the six months ended July 31, 1996. Product revenue decreased by 33% from approximately $10.8 million to approximately $7.2 million during the same periods. As a percentage of total revenue, product revenue decreased from 83% during the six months ended July 31, 1995 to 67% during the six months ended July 31, 1996. Software license revenue increased by 53% from approximately $1.6 million in the six months ended July 31, 1995 to approximately $2.4 million in the six months ended July 31, 1996. As a percentage of total revenue, software license revenue increased from 12% to 22% during the same period. Professional services revenue increased 67% from approximately $692,000 to approximately $1.2 million during the six month periods ending July 31, 1995 and 1996, respectively. As a percentage of total revenue, professional services revenue increased from 5% to 11% during the six months ended July 31, 1995 and 1996, respectively.

         The overall decrease in total revenue is attributed to significantly lower product revenue during the first three months of fiscal 1997. The decrease in product revenue is a result of reduced sales of third-party hardware products, principally those manufactured by IBM, including the IBM AS/400. IBM had delayed shipment on its new AS/400 line of RISC (Reduced Instruction Set Computing) processors, thus delaying sales to many of the Company's customers during that period. Product revenue increased during the three months ended July 31, 1996 when IBM shipped those products. The increase in software license and professional services revenue resulted from the Company's continued focus on sales of its proprietary software products, as well as the Company's continuing efforts to provide professional services to implement its software products. Although revenue from third-party product rebounded during the three months ended July 31, 1996, the Company continues to believe that revenue from sales of third-party products will decrease as a percentage of total revenue.

         Cost of Products Sold. Cost of products sold decreased 37% from approximately $8.2 million during the six months ended July 31, 1995 to approximately $5.2 million during the six months ended July 31, 1996. This decrease is attributed to the corresponding decrease in sales of third-party hardware products during the same period. As a percentage of product revenue, cost of products sold was approximately 71% and 76% during the six months ended July 31, 1996 and 1995, respectively.

         Software Development Expense. Software development expense increased from approximately $1.4 million to approximately $1.8 million during the six months ended July 31, 1995 and 1996, respectively. The 25% increase is attributed to increased research and development efforts associated with the development of the Company's proprietary software products. As a percentage of total revenue, software development costs increased from 11% in the six months ended July 31, 1995 to 17% in the six months ended July 31, 1996.

         Professional Services Expense. Professional services expense increased by 40% from approximately $856,000 to approximately $1.2 million during the six months ended July 31, 1995 and 1996, respectively. Additional personnel contributed to this increase. As a percentage of professional services revenue, professional services expense decreased from 124% in the six months ended July 31, 1995 to 104% in the six months ended July 31, 1996. This decrease as a percentage is attributed to better utilization of professional services personnel.

         Sales and Marketing Expense. Sales and marketing expense increased 3% from approximately $847,000 to approximately $872,000 in the six months ended July 31, 1995 and 1996, respectively. The increase can be attributed to costs incurred for marketing literature.

         General and Administrative Expense. General and administrative expense increased from approximately $764,000 in the six months ended July 31, 1995 to approximately $818,000 in the six months ended July 31, 1996. This 7% increase is attributed to additional personnel and associated costs.

         Other Income (Expense). Interest expense was approximately $87,000 during the six months ended July 31, 1996, as compared with approximately $453,000 during the six months ended July 31, 1995. In September 1995, the Company converted approximately $1.2 million of debt into shares of common stock. Interest expense related to this debt, together with interest expense due to vendor late payments that were incurred during the six months ended July 31, 1995, were not incurred during the six month period ended July 31, 1996.

         Net Income. Net income increased 60% from approximately $512,000, or $.34 per share, in the six months ended July 31, 1995 to approximately $821,000, or $.31 per share, in the six months ended July 31, 1996. The Company attributes this increase to the 81% decrease in interest expense during the comparable periods. The decrease in net income per share is primarily a result of the additional shares issued in the Company's initial public offering in March 1996.

Liquidity and Capital Resources

         The Company's working capital position increased from a deficit of approximately ($880,000) at January 31, 1996 to approximately $5.8 million at July 31, 1996. In March 1996, the Company completed an initial public offering of 1,250,000 shares of common stock and raised net proceeds of approximately $6.5 million. The Company used a portion of the proceeds from this offering to retire $810,000 of bridge notes and related accrued interest, to purchase approximately $500,000 of capital equipment, to retire approximately $536,000 of debt to officers and employees, to fund additional development for new software products, and to develop new marketing collateral material.

         The Company used net cash of approximately $3.2 million for operations during the six months ended July 31, 1996, primarily as a result of the increase in accounts receivable, the reduction in other accrued liabilities, and the investment in inventories related to large retail point-of-sale transactions, partially offset by an increase in accounts payable.

         Capital expenditures for the six-month period ended July 31, 1996 totaled approximately $802,000, of which approximately $545,000 was for the purchase of computer hardware and software needed for the continued efficient development of proprietary software products. The balance of $257,000 was used for the expansion of physical office space and related purchases of furniture and fixtures. A reduction in investments made by the Company in customer lease transactions provided approximately $138,000 in cash.

         Financing activities provided net cash of approximately $6.2 million in the six months ended July 31, 1996. The Company completed its initial public offering in March 1996, which, together with additional borrowings of $1.3 million on the Company's line of credit, generated approximately $7.5 million, partially offset by retirement of approximately $810,000 in bridge notes payable, and payments to officers and employees of approximately $536,000.

         The Company currently has an agreement with Concord Growth Corporation ("Concord") providing for a line of credit that expires August 22, 1997, in the amount that is the lower of $2.0 million or 75% of eligible accounts receivable. The line of credit bears interest at the prime rate of interest quoted in the Wall Street Journal on the first day of each month plus 8% and requires a monthly minimum payment of $5,000. The Company is currently re-negotiating that line of credit with Concord to obtain a more favorable borrowing facility.

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

Signature:
- ----------

GATEWAY DATA SCIENCES CORPORATION

/s/ Michael M. Gordon                                Chairman of the Board,             September 13, 1996
- --------------------------------------------         President, and Chief
Michael M. Gordon                                    Executive Officer
                                                     (Principal Executive
                                                     Officer)

/s/ Vickie B. Jarvis
- --------------------------------------------         Vice President, Finance and        September 13, 1996
Vickie B. Jarvis                                     Chief Financial Officer
                                                     (Principal Financial and
                                                     Accounting Officer)

                                      -13-