Form 10QSB
period 1996-10-31
GATEWAY DATA SCIENCES CORP
filed 1996-12-16
CIK 1002917

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

          QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                 For the quarterly period ended October 31, 1996

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



                   3410 E. University Drive, Phoenix, AZ 85034
                   ------------------------------------- -----
                    (Address of principal executive offices)

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

Yes    X            No
     -----             -----

                      APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity: 2,804,721 shares of common stock, $.01 par value (as of December 13,
1996)

                GATEWAY DATA SCIENCES CORPORATION AND SUBSIDIARY
                                      INDEX


                                                                           Page
                                                                           ----

PART I.           FINANCIAL INFORMATION

Item 1.           Financial Statements

                  Consolidated Balance Sheets as of October 31, 1996
                  and January 31, 1996                                       3

                  Consolidated Statements of Operations for the
                  Three and Nine Months ended October 31, 1996 and 1995      4

                  Consolidated Statements of Cash Flows for the
                  Nine Months ended October 31, 1996 and 1995                5

                  Notes to Consolidated Financial Statements                 6

Item 2.           Management's Discussion and Analysis of
                  Financial Condition and Results of Operations              7

PART II. OTHER INFORMATION                                                  14

                  Signatures                                                15

PART I, ITEM 1.   FINANCIAL STATEMENTS

                GATEWAY DATA SCIENCES CORPORATION AND SUBSIDIARY

                           CONSOLIDATED BALANCE SHEETS
                   AS OF OCTOBER 31, 1996 AND JANUARY 31, 1996

                                                                                 October 31,       January 31,
                                                                                    1996               1996
                                                                                ------------       ------------
                                                                                (Unaudited)
ASSETS
CURRENT ASSETS:
    Cash and cash equivalents                                                   $  2,142,928       $     93,402
    Trade receivables- less allowance of $84,800 and $63,100, respectively         8,489,465          2,914,154
    Inventories                                                                    1,575,672            388,041
    Prepaid expenses and other assets                                                386,672            928,287
                                                                                ------------       ------------

                Total Current Assets                                              12,594,737          4,323,884
PROPERTY AND EQUIPMENT - Net                                                       1,774,497          1,139,770
NET INVESTMENT IN LEASE RESIDUALS                                                  1,572,253          1,558,547
OTHER ASSETS                                                                         515,396            116,216
                                                                                ------------       ------------
                                                                                $ 16,456,883       $  7,138,417
                                                                                ============       ============
LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIT)
CURRENT LIABILITIES:
    Accounts payable                                                            $  1,647,745       $  1,279,947
    Accrued liabilities                                                            2,157,136          2,121,871
    Accrued payroll and benefits                                                     836,066            262,719
    Due to officers and employees (Note 3)                                              --              536,172
    Current portion of notes payable                                                 154,788            136,436
    Current portion of capital lease obligations                                      76,256             58,798
    Line of Credit                                                                 1,971,655            311,555
    Deferred revenue                                                               1,012,013            808,731
                                                                                ------------       ------------

                Total Current Liabilities                                          7,855,659          5,516,229
DEFERRED REVENUE, recognized after one year                                        1,531,280          1,769,314
NOTES PAYABLE, less current portion                                                  323,541          1,252,038
CAPITAL LEASE OBLIGATIONS, less current portion                                       72,848             61,545
                                                                                ------------       ------------

                Total Liabilities                                                  9,783,328          8,599,126
                                                                                ------------       ------------
COMMITMENTS AND CONTINGENCIES
SHAREHOLDERS' EQUITY (DEFICIT):
    Preferred stock, $.01 par value, 5,000,000 shares authorized,
      no shares issued and outstanding                                                  --                 --
    Common stock, $.01 par value, 20,000,000 shares authorized,
      2,804,721 shares issued and outstanding at October 31, 1996 and
      1,543,199 shares issued and outstanding at January 31, 1996                     28,047             15,431
    Additional paid-in capital                                                     9,158,099          2,587,848
    Deferred compensation                                                             (3,900)           (11,700)
    Accumulated deficit                                                           (2,508,690)        (4,052,288)
                                                                                ------------       ------------
                Total shareholders' equity (deficit)                               6,673,556         (1,460,709)
                                                                                ------------       ------------
                                                                                $ 16,456,883       $  7,138,417
                                                                                ============       ============

                 See notes to consolidated financial statements

                GATEWAY DATA SCIENCES CORPORATION AND SUBSIDIARY

                      CONSOLIDATED STATEMENTS OF OPERATIONS

          FOR THE THREE AND NINE MONTHS ENDED OCTOBER 31, 1996 AND 1995

                                                    Three Months Ended                  Nine Months Ended
                                                        October 31,                         October 31,
                                                        (Unaudited)                         (Unaudited)
                                                  1996              1995              1996               1995
                                              ------------      ------------      ------------       ------------
REVENUE
    Product revenue                           $  7,163,221      $  5,981,333      $ 14,383,153       $ 16,832,177
    Software license revenue                       726,211           445,863         3,108,475          2,004,510
    Professional services revenue                  774,336           447,355         1,928,397          1,139,589
                                              ------------      ------------      ------------       ------------
                Total revenue                    8,663,768         6,874,551        19,420,025         19,976,276
                                              ------------      ------------      ------------       ------------

OPERATING EXPENSES:
    Products sold                                4,909,630         4,484,157        10,064,921         12,710,852
    Software development                         1,016,712           686,958         2,825,201          2,132,567
    Professional services                          794,717           450,077         1,991,982          1,306,543
    Sales and marketing                            492,950           425,265         1,365,073          1,272,159
    General and administrative                     625,113           431,630         1,442,635          1,195,569
                                              ------------      ------------      ------------       ------------
                Total expenses                   7,839,122         6,478,087        17,689,812         18,617,690
                                              ------------      ------------      ------------       ------------

INCOME FROM OPERATIONS                             824,646           396,464         1,730,213          1,358,586

OTHER (INCOME) EXPENSE:
    Interest expense                               101,469           114,662           188,505            567,922
    Other                                              294               196            (1,890)            (2,944)
                                              ------------      ------------      ------------       ------------
                Total other expense, net           101,763           114,858           186,615            564,978
                                              ------------      ------------      ------------       ------------

INCOME BEFORE INCOME TAXES                         722,883           281,606         1,543,598            793,608

PROVISION FOR INCOME TAXES                               0                 0                 0                  0
                                              ------------      ------------      ------------       ------------

NET INCOME                                    $    722,883      $    281,606      $  1,543,598       $    793,608
                                              ============      ============      ============       ============

NET INCOME PER COMMON AND
    COMMON EQUIVALENT
      SHARE (Note 2)                          $       0.26      $       0.19      $       0.57       $       0.53
                                              ============      ============      ============       ============

COMMON AND COMMON
    EQUIVALENT SHARES
      OUTSTANDING (Note 2)                       2,819,776         1,543,562         2,610,456          1,687,150
                                              ============      ============      ============       ============

                 See notes to consolidated financial statements

                GATEWAY DATA SCIENCES CORPORATION AND SUBSIDIARY

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
               FOR THE NINE MONTHS ENDED OCTOBER 31, 1996 AND 1995

                                                                            Nine Months Ended
                                                                                October 31,
                                                                       -----------------------------
                                                                          1996              1995
                                                                       -----------       -----------
                                                                                (Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income                                                             $ 1,543,598       $   793,608
Adjustments to reconcile net income to net cash used in operating activities
       Depreciation and amortization                                       430,371           247,339
       Amortization of deferred compensation                                 7,800              --
Effect of changes in assets and liabilities:
       Trade receivables                                                (5,575,311)       (2,374,322)
       Inventories                                                      (1,187,631)        1,336,805
       Prepaid expenses and other assets                                   142,435          (493,588)
       Accounts payable                                                    367,798         1,268,084
       Accrued liabilities                                                  48,484        (1,071,694)
       Accrued payroll and benefits                                        573,347            81,116
       Accrued interest                                                    (13,219)           51,291
       Deferred revenue                                                    (34,752)           20,890
                                                                       -----------       -----------

                    Net cash used in operating activities               (3,697,080)         (140,471)
                                                                       -----------       -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
       Purchase of property & equipment                                 (1,065,099)         (547,146)
       Net investment in lease residuals                                   (13,706)         (834,728)
                                                                       -----------       -----------

                    Net cash used in investing activities               (1,078,805)       (1,381,874)
                                                                       -----------       -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
       Proceeds from additional borrowings of notes payable                   --             810,000
       Principal payments on notes payable                                (910,145)          (95,000)
       Additional borrowings on capital lease obligations                   66,344              --
       Principal payments on capital lease obligations                     (37,583)         (190,844)
       Additional borrowings on line of credit                           1,660,100         1,097,594
       Proceeds from issuance of common stock                               51,058              --
       Net proceeds from initial public offering                         6,531,809              --
       Payments to officers and employees                                 (536,172)         (153,148)
                                                                       -----------       -----------

                    Net cash provided by financing activities            6,825,411         1,468,602
                                                                       -----------       -----------

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                     2,049,526           (53,743)

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                              93,402           311,916
                                                                       -----------       -----------

CASH AND CASH EQUIVALENTS, END OF PERIOD                               $ 2,142,928       $   258,173
                                                                       ===========       ===========

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
       Cash paid during the period for interest                        $   201,724       $   516,323
                                                                       ===========       ===========

       Cash paid during the period for income taxes                    $    39,500       $      --
                                                                       ===========       ===========

                 See notes to consolidated financial statements

                GATEWAY DATA SCIENCES CORPORATION AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                OCTOBER 31, 1996



1.   INTERIM FINANCIAL REPORTING

         The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and the instructions to Form 10-QSB. Accordingly, they do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations, and cash flows for the periods presented have been made. The results of operations for the three-month and nine-month periods ended October 31, 1996 are not necessarily indicative of the operating results that may be expected for the entire year ending January 31, 1997. These financial statements should be read in conjunction with the Company's Form 10-KSB for the fiscal year ended January 31, 1996.


2.   NET INCOME PER COMMON AND COMMON EQUIVALENT SHARE

         Net income per common and common equivalent share is computed using the weighted average number of common and common equivalent shares outstanding during each period. Common stock equivalents consist of stock options and warrants.


3.   TRANSACTIONS WITH RELATED PARTIES

         During the nine months ended October 31, 1996, the Company used a portion of the proceeds of its initial public offering (Note 4) to retire $536,172 of accrued liabilities due to certain officers and employees and $660,000 of bridge notes payable due to certain of the Company's officers, members of the Board of Directors, and an affiliated party.


4.   INITIAL PUBLIC OFFERING

         In March 1996 the Company completed an initial public offering of its common stock. The Company sold 1,250,000 shares of its common stock at $6.75 per share, resulting in net proceeds to the Company of approximately $6.5 million. The Company used a portion of the proceeds to pay down its line of credit and retire the bridge notes payable (Note 3). The Company also intends to use a portion of the net proceeds to develop new software applications and enhancements to existing applications, to modify its software products to operate on open architecture platforms, to expand marketing and sales operations, to make additional capital investments, and for working capital purposes.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF CONSOLIDATED FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         The statements contained in this Report on Form 10-QSB that are not purely historical are forward looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, including statements regarding the Company's "expectations", "anticipation", "intentions", "beliefs", or "strategies" regarding the future. Forward looking statements include statements regarding revenue, margins, expenses, and earnings analysis for the remainder of fiscal 1997 and thereafter; future products or product development; future research and development spending and the Company's product development strategy; and liquidity and anticipated cash needs and availability. All forward looking statements included in this document are based on information available to the Company on the date of this Report, and the Company assumes no obligation to update any such forward looking statement. It is important to note that the Company's actual results could differ materially from those in such forward looking statements. Among the factors that could cause actual results to differ materially are the factors discussed in this Report as well as in the "Risk Factors" section included in the Company's Registration Statement on Form S-B2, as declared effective by the Securities and Exchange Commission on March 22, 1996 (Reg. No. 333-2708-LA).

Operations

         The Company designs, develops, markets and implements software products and provides related customer support services and hardware for customers in retailing and logistics. The Company also provides professional services, including installation, training, maintenance, customization, and modifications in conjunction with sales of its software products. The Company markets its products and services entirely through an internal sales force.

         Founded in 1985, the Company historically derived its revenue primarily from sales of hardware and software products developed by third parties, primarily International Business Machines Corp. ("IBM"). The Company's dependence on the resale of third parties' products adversely affected the Company's competitive position, gross profit margins, and operating results. As a result, in 1991 the Company changed its business strategy to emphasize the development and sale of its own software products. The Company intends to use a substantial portion of the proceeds from its initial public offering completed in March 1996 to significantly accelerate the transition of its business focus to proprietary software products. As a result, the Company anticipates that revenue from third-party hardware and software products will continue to decrease from historical levels and that revenue from software licenses and professional services will increase in dollar amounts as well as a percentage of total revenue during the next several years. The Company believes that, although the change in revenue mix may initially result in lower total revenue, it will also result in a more favorable gross profit margin for the Company, reduced borrowing requirements, and a higher net margin as sales of software and services become a higher percentage of total revenue.

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

         Cost of products sold includes costs of those products (software and hardware) not manufactured by the Company and maintenance resold by the Company. The Company does not capitalize any software development costs associated with the development of its proprietary software  products and has  expensed all payroll and related  costs for software development as incurred. Software development cost also includes all other general and administrative costs associated with software development personnel. Professional services expense consists of salaries, benefits and other general and administrative costs attributable to professional services personnel. Sales and marketing expenses consist primarily of salaries, commissions, benefits, marketing materials and travel expenses and other general and administrative costs associated with or allocated to the Company's sales and marketing personnel. General and administrative expenses include the cost of finance and accounting, human resources, corporate information systems and other administrative functions of the Company.

         The Company's revenue and operating results are subject to quarterly and other fluctuations as a result of a variety of factors, including the budgeting and purchasing practices of its customers, the length of the customer evaluation process for Company products, the timing of customer system conversions, and, to a lesser extent, the Company's sales commission practices, which are based partly on quarterly incentives and annual quotas, and other factors. The Company's professional services revenue tends to fluctuate due to the completion or commencement of significant projects, which may continue over multiple quarters, the number of working days in a quarter, and the utilization rate of professional services personnel. The Company has often recognized a substantial portion of its license revenue in the last month of the quarter, sometimes in the last week. A significant portion of the Company's operating expenses is relatively fixed, since personnel levels and other expenses are based upon anticipated revenue. Because a substantial portion of this revenue may not be generated until the end of each quarter, the Company may not be able to reduce spending in response to sales shortfalls or delays. These important factors can cause significant variations in operating results from quarter to quarter. The Company believes that quarter-to-quarter comparisons of its financial results are not necessarily meaningful and should not be relied upon as an indication of future performance.

Results of Operations of the Company for the Three Months ended October 31, 1996 and 1995

         Revenue. Total revenue increased by 26% from approximately $6.8 million in the three months ended October 31, 1995 to approximately $8.6 million in the three months ended October 31, 1996. Product revenue increased by 20% from approximately $6.0 million to approximately $7.1 million during the same periods. As a percentage of total revenue, product revenue decreased from 87% during the three months ended October 31, 1995 to 83% during the three months ended October 31, 1996. Software license revenue increased 63% from approximately $446,000 in the three months ended October 31, 1995 to approximately $726,000 in the three months ended October 31, 1996. As a percentage of total revenue, software license revenue increased from 6% to 8% during the same period. Professional services revenue increased 73% from approximately $447,000 to approximately $774,000 during the three month periods ending October 31, 1995 and 1996, respectively. As a percentage of total revenue, professional services revenue increased from approximately 7% during the three months ended October, 1995 to approximately 9% of total revenue during the three months ended October 31, 1996.

         The increase in product revenue is attributed to increased sales of third-party hardware products, principally those manufactured by IBM, including the IBM AS/400. IBM had delayed shipment on its new AS/400 line of RISC (Reduced Instruction Set Computing) processors during the first quarter of fiscal 1997, with shipments beginning in the Company's second quarter. The increase in software revenue is attributed to new software products announced and shipped during the Company's third quarter. During the three months ended October 31, 1996 the Company announced general availability of its Wireless Inventory Manager module, Release 2.0 of its Internet and kiosk-enabled Gift Registry module, and MPower(TM), its new retail merchandising product. The increase in professional services revenue resulted from the Company's continued focus on providing professional services to its customer base.

         Cost of Products Sold. Cost of products sold increased 9% from approximately $4.5 million during the three months ended October 31, 1995 to approximately $4.9 million during the three months ended October 31, 1996. This increase is attributed to the corresponding increase in sales of third-party hardware products during the same period. As a percentage of product revenue, cost of products sold was approximately 69% and 75% during the three months ended October 31, 1996 and 1995, respectively.

         Software Development Expense. Software development expense increased from approximately $687,000 during the three months ended October 31, 1995 to approximately $1.0 million during the three months ended October 31, 1996. The 48% increase is attributed to increased research and development effort associated with the development of the Company's proprietary software products.

         Professional Services Expense. Professional services expense increased by 77% from approximately $450,000 during the three months ended October 31, 1995 to approximately $795,000 during the three months ended October 31, 1996. Additional personnel contributed to this increase. As a percentage of professional services revenue, professional services expense increased from 101% in the three months ended October 31, 1995 to 103% in the three months ended October 31, 1996. This increase as a percentage is attributed to low utilization rates of professional services personnel.

         Sales and Marketing Expense. Sales and marketing expense increased 16% from approximately $425,000 during the three months ended October 31, 1995 to approximately $493,000 during the three months ended October 31, 1996. The increase can be attributed to costs incurred for new marketing literature, additional sales and marketing personnel, and increased marketing activities.

         General and Administrative Expense. General and administrative expense increased from approximately $432,000 in the three months ended October 31, 1995 to approximately $625,000 in the three months ended October 31, 1996. This increase is attributed to additional personnel and associated costs, increased insurance costs, and additional building rent cost.

         Other Income (Expense). Interest expense was approximately $101,000 during the three months ended October 31, 1996, as compared with approximately $115,000 during the three months ended October 31, 1995.

         Net Income. Net income increased 157% from approximately $282,000, or $.19 per share, in the three months ended October 31, 1995 to approximately $723,000, or $.26 per share, in the three months ended October 31, 1996. The Company attributes this increase to improved sales of higher margin product and reduced operating costs.

Results of Operations of the Company for the Nine Months ended October 31, 1996 and 1995

         Revenue. Total revenue decreased by 3% from approximately $20.0 million in the nine months ended October 31, 1995 to approximately $19.4 million in the nine months ended October 31, 1996. Product revenue decreased by 15% from approximately $16.8 million to approximately $14.4 million during the same periods. As a percentage of total revenue, product revenue decreased from 84% during the nine months ended October 31, 1995 to 74% during the nine months ended October 31, 1996. Software license revenue increased by 55% from approximately $2.0 million in the nine months ended October 31, 1995 to approximately $3.1 million in the nine months ended October 31, 1996. As a percentage of total revenue, software license revenue increased from 10% to 16% during the same periods. Professional services revenue increased 69% from approximately $1.1 million to approximately $1.6 million during the nine month periods ending October 31, 1995 and 1996, respectively. As a percentage of total revenue, professional services revenue increased from 6% to 10% during the nine months ended October 31, 1995 and 1996, respectively.

         The overall decrease in total revenue is attributed to significantly lower product revenue during the first three months of fiscal 1997. The decrease in product revenue is a result of reduced sales of third-party hardware products, principally those manufactured by IBM, including the IBM AS/400. IBM had delayed shipment on its new AS/400 line of RISC (Reduced Instruction Set Computing) processors, thus delaying sales to many of the Company's customers during that period. Product revenue increased when IBM began shipping those products in the second quarter of fiscal 1997. The increase in software license and professional services revenue resulted from the Company's continued focus on sales of its proprietary software products, as well as the Company's continuing efforts to provide professional services to implement its software products. Although revenue from third-party products rebounded during the three months ended October 31, 1996, the Company continues to believe that revenue from third-party products will decrease as a percentage of total revenue.

         Cost of Products Sold. Cost of products sold decreased 21% from approximately $12.7 million during the nine months ended October 31, 1995 to approximately $10.0 million during the nine months ended October 31, 1996. This decrease is attributed to the corresponding decrease in sales of third-party products during the same period. As a percentage of product revenue, cost of products sold was approximately 70% and 76% during the nine months ended October 31, 1996 and 1995, respectively.

         Software Development Expense. Software development expense increased from approximately $2.1 million to approximately $2.8 million during the nine months ended October 31, 1995 and 1996, respectively. The 32% increase is attributed to increased research and development efforts associated with the development of the Company's proprietary software products. As a percentage of total revenue, software development costs increased from 11% in the nine months ended October 31, 1995 to 15% in the nine months ended October 31, 1996.

         Professional Services Expense. Professional services expense increased by 52% from approximately $1.3 million to approximately $1.6 million during the nine months ended October 31, 1995 and 1996, respectively. Additional personnel contributed to this increase. As a percentage of professional services revenue, professional services expense decreased from 115% in the nine months ended October 31, 1995 to 103% in the nine months ended October 31, 1996. This decrease as a percentage is attributed to better utilization of professional services personnel.

         Sales and Marketing Expense. Sales and marketing expense increased 7% from approximately $1.3 million to approximately $1.4 million in the nine months ended October 31, 1995 and 1996, respectively. The increase can be attributed to costs incurred for marketing literature, additional sales and marketing personnel, and an increased marketing presence at industry trade shows.

         General and Administrative Expense. General and administrative expense increased from approximately $1.2 million in the nine months ended October 31, 1995 to approximately $1.4 million in the nine months ended October 31, 1996. This 21% increase is attributed to additional personnel and associated costs, additional insurance costs, and increased building rent costs.

         Other Income (Expense). Interest expense was approximately $189,000 during the nine months ended October 31, 1996, as compared with approximately $568,000 during the nine months ended October 31, 1995. In September 1995, the Company converted approximately $1.2 million of debt into shares of common stock. Interest expense related to this debt, together with interest expense due to vendor late payments that were incurred during the nine months ended October 31, 1995, were not incurred during the nine month period ended October 31, 1996.

         Net Income. Net income increased 95% from approximately $794,000, or $.53 per share, in the nine months ended October 31, 1995 to approximately $1.5 million, or $.57 per share, in the nine months ended October 31, 1996. The Company attributes this increase to the 67% decrease in interest expense during the comparable periods, together with the 27% increase in income from operations.

Liquidity and Capital Resources

         The Company's working capital position increased from a deficit of approximately ($880,000) at January 31, 1996 to approximately $4.7 million at October 31, 1996. In March 1996, the Company completed an initial public offering of 1,250,000 shares of common stock and raised net proceeds of approximately $6.5 million. The Company used a portion of the proceeds from this offering to retire $810,000 of bridge notes and related accrued interest, to purchase approximately $528,000 of capital equipment, to retire approximately $536,000 of debt to officers and employees, to fund additional development for new software products, and to develop new marketing collateral material.

         The Company used net cash of approximately $3.7 million for operations during the nine months ended October 31, 1996, primarily as a result of the increase in accounts receivable and inventories, partially offset by an increase in accounts payable and accrued payroll and benefits. The increase in inventory can be attributed to timing of inventory in transit to the Company's customers, and is temporary in nature.

         Capital expenditures for the nine-month period ended October 31, 1996 totaled approximately $1.1 million, of which approximately $847,000 was for the purchase of computer hardware and software products needed for the continued efficient development of the Company's proprietary software products. The balance of $217,000 was used for the expansion of physical office space and related purchases of furniture and fixtures.

         Financing activities provided net cash of approximately $6.8 million in the nine months ended October 31, 1996. The Company completed its initial public offering in March 1996, which, together with additional borrowings of $1.6 million on the Company's line of credit, generated approximately $8.1 million, partially offset by retirement of approximately $810,000 in bridge notes payable, approximately $100,000 in notes payable, approximately $38,000 in capital lease obligations, and payments to officers and employees of approximately $536,000.

         The Company currently has an agreement with Concord Growth Corporation providing for a line of credit that expires August 22, 1997, in the amount that is the lower of $2.0 million or 75% of eligible accounts receivable. The line of credit bears interest at the prime rate of interest quoted in the Wall Street Journal on the first day of each month plus 8% and requires a monthly minimum payment of $5,000. The Company is currently seeking a more favorable borrowing facility and anticipates a marked decrease in its cost of borrowing, beginning in the fourth quarter of fiscal 1997.

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

Business Outlook and Risk Factors

         The trends indicated by the Company's operating results for the nine months ended October 31, 1996 reflect the Company's belief that although total revenue may remain flat or grow only slightly in the near future, software and services revenue should contribute a larger share of overall revenue, which should result in an increase in gross profit margins and net margins. The Company continues to invest heavily in research and development of new and enhanced software products in order to reach a larger segment of its targeted market. The Company recently announced new software products that are platform independent and contain added and improved functionality. The transition to hardware platform independence is designed to lead to a broader market for the Company's products and to decrease dependence on IBM as a primary vendor. The Company's current contract with IBM expires in July 1997, and there can be no assurance that the Company will continue that relationship after the contract expires. The Company's total revenue and product mix could be materially and adversely affected by many factors, some of which are beyond the control of the Company. Those factors include the Company's ability to maintain the software design and development capabilities necessary to design and produce innovative and desirable products on a timely and cost-effective basis; the Company's ability to penetrate new markets and attract new customers; the budgeting and purchasing practices or constraints of its customers; the length of the Company's sales cycle; the complicated nature of the Company's product installations; and unanticipated postponement or cancellation of significant orders.

         The Company continues to invest in sales and marketing in order to enhance its image and brand awareness. The Company added seven new marketing and sales personnel during the last six months, updated its industry trade-show presence and image, invested heavily in collateral marketing materials, and redefined the Company's look and feel through a new corporate logo. Although the Company believes that its increased sales and marketing efforts will contribute to an increased number of customers and increased revenue associated with the sales of software products, certain risk factors exist that could have a material adverse effect on the Company's operating results. Those risk factors include lack of assurance that its products will achieve or maintain market acceptance; the complexity of the Company's software programs, which may cause delays in product development and could result in loss of market acceptance, loss of sales, and reduction of market share; and the fact that the Company's software products compete with those of many major domestic and international companies, many of which have greater market recognition and substantially greater financial, technical, and marketing resources than the Company possesses.

          The Company plans to continue to increase the utilization of professional services personnel. An increase in utilization of professional services personnel can have a direct impact on revenue without any additional associated costs. Risk factors that could, however, materially affect the ability of the Company to increase utilization rates and professional services revenue include factors such as fluctuating demand for professional services and lack of assurance that there will continue to be a demand for the Company's services. The Company may not be able to react to a significant decrease in demand for its services during any given quarter, which could result in continued expenses for professional personnel without offsetting revenue.

         Although the Company has focused on controlling administrative costs, it recognizes the added costs associated with attracting and retaining key personnel. Because it operates in an industry that is characterized by a high cost of recruiting and a current lack of qualified personnel, the Company constantly evaluates employee benefits and the work environment that it provides its employees. The high cost associated with industry hiring practices could have a material adverse affect on the Company's quarterly operating results. The Company intends to continue to moderate general and administrative costs so that revenue growth will continue to exceed operating expenses. There can be no assurance, however, that the Company will be able to predict or respond to a shortfall in sales during any given quarter in order to reduce its fixed general and administrative expenses on a timely basis.

         The Company believes that the industry in which it markets its products and services has a strong outlook, with expanding markets characterized by a highly fragmented group of competitors. As competition for consumer products rises, retailers that represent a significant portion of the Company's current and potential customers increasingly are aware of the need for business information systems that allow them to focus on efficiently managing inventory and of finding new ways to bring customers into their stores. The Company strives to provide market-leading solutions that address those real-world problems. Due to the risk factors discussed and to other factors that generally affect high technology companies, there can be no assurance that the Company will be able to successfully penetrate these markets in the future.

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

Signature:
----------

GATEWAY DATA SCIENCES CORPORATION

/s/ Michael M. Gordon                  Chairman of the Board,       December 14, 1996
----------------------------------     President, and Chief
Michael M. Gordon                      Executive Officer
                                       (Principal Executive
                                       Officer)


/s/ Vickie B. Jarvis                   Vice President, Finance and  December 14, 1996
----------------------------------     Chief Financial Officer
Vickie B. Jarvis                       (Principal Financial and
                                       Accounting Officer)

                                      -15-