Form 10KSB
period 1997-01-31
GATEWAY DATA SCIENCES CORP
filed 1997-10-31
CIK 1002917

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                              --------------------

                                   FORM 10-KSB

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934


                   For the fiscal year ended January 31, 1997

                         Commission file number 0-27776

                           -------------------------

                        GATEWAY DATA SCIENCES CORPORATION
--------------------------------------------------------------------------------
                 (Name of Small Business Issuer in Its Charter)

        ARIZONA                                         86-0527788
------------------------                    -----------------------------------
(State of incorporation)                    (I.R.S. Employer Identification No.)

                     3410 East University Drive, Suite 100
                     Phoenix, Arizona 85034 (602) 968-7000
--------------------------------------------------------------------------------
  (Address, including zip code, and telephone number, including area code, of issuer's executive offices)

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
Check if disclosure of delinquent filers pursuant to item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

Issuer's revenues for its most recent fiscal year:  $27,156,148.

Aggregate market value of the voting stock held by non-affiliates computed by reference to the price at which the stock was sold, or the average bid and asked prices of such stock, as of a specified date within the past 60 days: As of October 28, 1997 - $2,248,460. For purposes of this computation, all executive officers, directors and 10% beneficial owners of the registrant are deemed to be affiliates. Such determination should not be deemed an admission that such executive officers, directors or 10% beneficial owners are, in fact, affiliates of the registrant.

Number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: As of October 28, 1997 - 2,838,138 shares of common stock, par value $.01 per share (the "Common Stock").

Documents incorporated by reference:  None.

                        GATEWAY DATA SCIENCES CORPORATION

                          ANNUAL REPORT ON FORM 10-KSB

                   FOR THE FISCAL YEAR ENDED JANUARY 31, 1997

                                TABLE OF CONTENTS


                                                                            Page
PART I

  ITEM 1.   BUSINESS......................................................     1
  ITEM 2.   PROPERTIES....................................................    16
  ITEM 3.   LEGAL PROCEEDINGS.............................................    16
  ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS...........    16

PART II

  ITEM 5.   MARKET FOR THE REGISTRANT'S COMMON EQUITY
            AND RELATED STOCKHOLDER MATTERS...............................    17
  ITEM 6.   SELECTED FINANCIAL DATA; MANAGEMENT'S DISCUSSION
            AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
            OF OPERATIONS.................................................    18
  ITEM 7.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA...................    26
  ITEM 8.   CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
            ACCOUNTING AND FINANCIAL DISCLOSURE...........................    26

PART III

  ITEM 9.   DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT;
            COMPLIANCE WITH SECTION 16(a) OF THE SECURITIES
            EXCHANGE ACT OF 1934..........................................    28
  ITEM 10.  EXECUTIVE COMPENSATION........................................    30
  ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS
            AND MANAGEMENT................................................    35
  ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS................    37

PART IV

  ITEM 13.  EXHIBITS AND REPORTS ON FORM 8-K..............................    38

SIGNATURES     ...........................................................    39

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS................................   F-1

                                     PART I

ITEM 1.  BUSINESS

General

         The Company designs, develops, markets, and implements software products and provides related customer support services for retail applications and warehouse automation. The Company utilizes its knowledge and understanding of retail and warehouse operations as well as its extensive expertise in specific software applications, systems, and networking to develop specific product solutions that address the needs of its customers. The Company also provides full-service product installation, customization, modification, maintenance, and training in connection with sales of its software products. The Company's application software products include modular systems developed by the Company and, when necessary, product modifications that the Company custom-engineers in order to meet the unique requirements of specific customers. The Company designs each of its software products and enhancements to integrate quickly and efficiently with each of its other software products as well as with software developed by other vendors. The Company approaches each customer's requirements from the customer's perspective, strives to gain a thorough understanding of the customer's needs, and applies specific technologies, including advanced software development tools, in order to craft an efficient and cost-effective solution to the customer's needs.

         Founded in 1985, the Company initially pursued a business plan of integrating solutions for customers utilizing software and hardware products developed by third parties, primarily International Business Machines Corp. ("IBM"). See Item 1, "Business -- Resale of Third-Party Products." The Company believes that its dependence on the resale of third parties' products adversely affected the Company's competitive position, gross profit margins, and operating results. As a result, in 1991 the Company first began to change its business strategy to emphasize the development and sale of its own software products. Despite a lack of adequate capital prior to the completion of its initial public offering in March 1996, the Company has changed its focus from selling products developed by others to the development and sale of its own software products. The Company has utilized a substantial portion of the proceeds of its initial public offering to accelerate significantly its emphasis on the sale of its recently developed software products and the development and sale of new software products, including two open architecture, client/server-based software systems introduced in early 1997.

         Approximately 56% of the Company's revenue in the fiscal year ended January 31, 1997 was derived from the resale of IBM hardware and software products. The Company's reseller agreement with IBM expired in accordance with its terms in July 1997. As a result, the Company anticipates that software revenue will represent a significantly increased percentage of total revenue beginning in fiscal 1998. See Item 6, "Management's Discussion and Analysis of Financial Condition and Results of Operations."

Strategy

Emphasis on Developing Innovative Products with Market-Leading Functionality

         The Company continually strives to design and develop innovative software products that deliver outstanding functions, effectively solve difficult problems, and grow with the Company's customers. The Company intends to continue its emphasis on market research and technological development in order to determine the new products and features that will be in greatest demand among its customers as well as to develop and market on a timely basis new products and features that satisfy customer demand and that are superior to comparably priced products offered by its competitors. In addition to developing pre-packaged software solutions, the Company also maintains the capacity to customize its software products to achieve full functionality and to maximize system utility in order to meet the specialized business requirements of its customers. The Company often refines these specialized features to develop new add-on modules that make its base products more robust and appealing to new customers.

Combining Business Knowledge with Software Expertise

         The Company focuses on specific business segments and applies its knowledge of those segments with its extensive software expertise to create specific commercial application software that addresses the complex business requirements of its customers. In addition to their advanced software development expertise, the Company's personnel possess extensive knowledge of and experience in the retail and warehouse industries. The Company currently is concentrating its resources on developing software products that improve and integrate operational decision-making processes and make useful information available throughout a business enterprise. The Company also places considerable emphasis on ensuring that its software products integrate easily and effectively with other software applications used by its customers. The Company believes that, by consistently applying its knowledge of specific business segments to the development of flexible, feature-rich commercial application software, it will be able to capitalize on its expertise in retail and warehouse management systems and participate in what it believes is a rapidly growing and potentially large market.

Develop Software Products in Java(TM)

         The Company believes that the Java(TM) programming language and environment developed by Sun Microsystems, Inc. represents a fundamental change in the software industry paradigm. Java(TM) offers a number of benefits to customers of the Company's products, including platform independence, which means that software written in Java(TM) allows the customer to chose from virtually all major hardware platforms and all major computer operating systems; reduction or elimination of complexities associated with distributing updated or corrected versions of software throughout an enterprise; providing a single standard for connecting software objects (the building blocks from which software products are assembled) that spans all desktops and all servers that support Java(TM); and support of both traditional PC client desktop platforms and the new network computer client desktop platforms.

Focus on Customer Service

         The Company seeks to provide outstanding customer service levels in order to differentiate the Company from its competitors in the marketplace. The Company provides a range of services to its customers, including implementation and consulting services, software maintenance services, and help desk services. The Company strives to exceed its customers' expectations in each of these service areas. The Company supports this strategy by setting service level objectives for managers, by providing training and recognition programs for employees, and through its ongoing quality and customer satisfaction measurement systems.

Software Products

         The Company's primary software product lines currently consist of the Transact(TM) Point-of-Sale System ("Transact"), the MarketBuilder(TM) Relationship and Database Marketing System ("MarketBuilder"), the Gift Registry System ("Gift Registry"), and Kinetics(TM) Warehouse Automation Software ("Kinetics"). License fees for Kinetics accounted for approximately 8% of the Company's total revenue and virtually all of the Company's software license revenue during fiscal 1997.

Transact Point-of-Sale System

         In January 1997, the Company introduced the Transact Point-of-Sale System for specialty and general merchandise retailers. Transact is the first point-of-sale software product developed in Java(TM), which is a platform-independent, object oriented programming environment that provides a wide range of flexibility and value to end users. As a result of the high level of marketplace interest in Transact, the Company has made Transact its primary strategic focus and is devoting substantial resources to further development of and refinements to Transact. As of October 28, 1997, the Company has achieved limited sales of Transact and anticipates that Transact will be available for general distribution in the third quarter of calendar 1997. There can be no assurance, however, that the Company will be able to realize meaningful revenue from sales of Transact in the future.

         Because it has been developed in Java(TM), Transact's open architecture design enables the Company's customers to choose the optimal in-store hardware and software combination for their needs, including systems developed by major point-of-sale and computer manufacturers, and to take advantage of new hardware and software technologies that may be developed in the future. Transact's object oriented architecture enables the system to grow and adapt along with the users' business. In addition, Transact features open database connectivity to a relational database, which enables the user to quickly and easily store and access point-of-sale information and to ensure data integrity.

          Transact  features  a  graphical,   intuitive   transaction  set  that
simplifies  operation  by  cashiers,   sales  personnel,   and  store  managers.
Transact's standard features currently include customer information capture; price lookup with date-sensitive pricing; start-of-day and end-of-day procedures with till count functions; function level and employee group security; training mode; sales, returns, and exchanges; reporting functions; item- and transaction-level discounts and tax adjustments; and item void, transaction cancel, and post-sale void.

          Transact integrates with the Company's "Credit Authorization" software module, which provides base support for integrated dial-out credit authorization. The module requires only one telephone line and modem for all credit transactions performed at all of the registers in a store. The module creates a data file of credit transactions for electronic settlement at the end of the day. Transact also integrates with the Company's MarketBuilder System, which is described below, and the Company's Sales Reporter, which is a graphical inquiry and sales reporting query tool that store personnel can use to retrieve register and cashier activity and sales information on sales persons.

MarketBuilder Relationship and Database Marketing System

          In January 1997, the Company introduced the MarketBuilder Relationship and Database Marketing System for use in the retail marketplace. MarketBuilder enables retailers to capture, compile, and process a database containing customer profile information in order to expand store traffic and profits by encouraging customers to shop at the retailers' stores more frequently, by persuading customers to spend more money on each visit, and by persuading customers to purchase items with higher profit margins.

          MarketBuilder assists retailers in (i) identifying their customers and the type of transactions or purchases that individual customers make on a regular basis; (ii) evaluating their customers based upon a variety of factors, including geographic, demographic, and purchasing activity data; (iii) interacting with those customers by a variety of means initiated by the retailer, such as direct mail or telemarketing; and (iv) building customer loyalty through special promotional incentives, such as "frequent buyer" programs. MarketBuilder also allows retailers to compile and analyze data to determine the promotional methods that most effectively stimulate sales.

          MarketBuilder operates on a client/server configuration in conjunction with a wide variety of servers and operating systems. In addition, MarketBuilder interfaces with the Company's retail merchandising system in order to permit broader data integration and increased flexibility and functionality. As of October 28, 1997, the Company has achieved limited sales of MarketBuilder. There can be no assurance, however, that the Company will be able to realize meaningful revenue from sales of MarketBuilder in the future.

Gift Registry System

         The Company's Gift Registry System is a sophisticated program that actively tracks gift registrant information and gift preferences for weddings, birthdays, anniversaries, and other occasions. Gift Registry features menu-driven functions that enable the registrant to use either a PC terminal or a hand-held portable data terminal to record gift preferences by scanning bar code product labels on store merchandise and entering additional information, such as quantities and color desired. The Company recently enhanced Gift Registry with Microsoft Merchant Server(TM) technology to enable retailers to develop a visually exciting online "storefront" to enable remote gift shopping via the Internet. Out-of-town relatives and friends who otherwise would not have access to a retailer's stores can use standard browser software to locate and select the registrant's preferred gift items. Gift Registry enables online shoppers to include a personalized note to be enclosed with the gift and to complete the transaction with an approved credit card payment.

         Gift Registry provides an application program interface that enables the retailer's point-of-sale system to automatically update information about purchases and returns of the registrant's preference items in order to reduce duplicate gift purchases and to optimize inventory quantities. Gift Registry supports a unique rebate program that accumulates a predefined percentage of total gift purchases and rewards the registrant with a gift certificate. Gift Registry also enables store or corporate management to produce standard and custom-designed comprehensive reports on gift registry performance based on criteria, such as type of registry, specific merchandise preferences, value of items requested, and names of in-store consultants. Gift Registry operates on the Microsoft WindowsNT(TM) server platform.

Kinetics Warehouse Automation Software

          The Company's Kinetics Warehouse Automation Software (formerly called "Warehouse Control System/400") enables warehouse operators to prioritize, direct, verify, and measure all of the operations that occur within a retail, wholesale distribution, or manufacturing warehouse facility. Kinetics utilizes a dynamic prioritized task management logic structure that facilitates rapid movement of goods throughout a warehouse, increases the efficiency of warehouse employees, and improves warehouse space utilization. Kinetics supports all functions within the warehouse and typically interfaces with an external host computer in order to transmit receiving, shipping, and inventory information. Kinetics operates on the IBM AS/400 family of computers and utilizes the OS/400 operating system and DB2/400 integrated relational database.

          Kinetics provides the capability to reduce operating and administrative costs by (i) decreasing labor costs and improving employee productivity; (ii) improving merchandise flow; (iii) reducing clerical costs;
(iv) automating manual operations, such as cycle counting; (v) improving space utilization in the warehouse and in outbound vehicles; and (vi) reducing inventory losses and excess inventory. Kinetics also enables warehouse operations to improve customer service by increasing order accuracy rates and prioritizing and promptly filling customer orders.

          Kinetics consists of modules that regulate the daily flow of merchandise into, out of, and within the warehouse; perform inventory functions, such as cycle counting and physical inventory adjustment procedures; and provide administrative and management activities, such as downloading information from and uploading information to the business's host computer system, performing database administration and file maintenance tasks, and printing system reports. The Company or the customer can configure Kinetics to support multiple distribution centers by setting enterprise and warehouse parameters that model each unique operating environment and to provide full support for wireless communications networks, barcode labeling, scanning, and integration with most material handling systems. The Company consults with each customer to design and implement modifications to the Kinetics base system in order to tailor Kinetics to the customer's specific needs.

          In July 1997, the Company entered into an arrangement with Info Systems of North Carolina, Inc. ("ISI") with respect to future sales of Kinetics and related products and services (the "Covered Products") to certain of the Company's customers (the "Designated Customers"). Under this arrangement, the Company has ceased selling the Covered Products to the Designated Customers, and the Company and ISI have entered into a reseller agreement pursuant to which ISI will have the right to resell the Covered Products to the Designated Customers. The arrangement requires ISI to pay to the Company 50% of ISI's operating profits (as defined) from sales of the Covered Products during the four-year term of the arrangement. The Company has the right to terminate the arrangement and resume selling the Covered Products to the Designated Customers in the event that ISI's payments to the Company are less than $50,000 in each of two consecutive quarterly periods. In addition, ISI has the right to terminate the arrangement upon written notice to the Company, provided that ISI ceases selling the Covered Products to the Designated Customers for a period of two years after such termination. As of the date of this

Report, this arrangement has not provided the Company with any meaningful revenue, and there can be no assurance that the Company will derive significant revenue from this arrangement in the future.

Resale of Third-Party Products

          In conjunction with and in addition to the sale of its own software products, the Company resells, installs, and supports a variety of hardware and software products developed by third parties, including computer systems, wireless terminal networks, bar code printers and scanners, and point-of-sale and other software. The Company resells all third-party products pursuant to agreements with the products' manufacturers. These agreements generally permit the Company to sell the third-parties' products to any unaffiliated end user of the Company's and other manufacturers' software products within the United States. Sales of third-party products accounted for approximately 82% and 75% of the Company's total revenue for the fiscal years ended January 31, 1996 and 1997, respectively. Sales of IBM hardware and software represented approximately 66% and 56% of the Company's total revenue for the fiscal years ended January 31, 1996 and 1997, respectively. The Company's reseller agreement with IBM expired in accordance with its terms in July 1997. As a result, the Company anticipates that sales of third-party products will decrease significantly as a percentage of revenue beginning in fiscal 1998. See Item 6, "Management's Discussion and Analysis of Financial Condition and Results of Operations."

Customers

          The Company has designed Transact, MarketBuilder, and Gift Registry for specialty retailers. The Company has designed Kinetics for sale to retailers, distributors, and manufacturers with warehouse operations involving at least 250,000 square feet of space and at least 40 employees. In addition to Kinetics, the Company has designed and installed custom warehouse automation software at several major distribution sites in the United States. The following sets forth representative customers for Transact, MarketBuilder, Kinetics, and other warehouse automation software.

              Customer                              Description                                 Product
              --------                              -----------                                 -------

The Walking Company..................       Specialty retailer                 Transact
Samsonite............................       Specialty retailer                 Transact
Burlington Coat Factory..............       Specialty retailer                 MarketBuilder
Baskin Robbins.......................       Food manufacturer,                 Kinetics in five warehouses
                                            distributor, and retailer
SuperAmerica.........................       Convenience store chain            Kinetics in two warehouses
Brookstone...........................       Specialty retailer                 Kinetics in one warehouse
TJX Co. (T.J. Maxx stores)...........       Discount fashion retailer          Custom warehouse automation software
                                                                                 in four warehouses
CSK Automotive Corp..................       Auto parts retailer                Custom warehouse automation software
                                                                                 in three warehouses
Consolidated
  Communications Inc.................       Telecommunications                 Warehouse and materials management
                                            company                              software

          Sales to Consolidated Communications, Inc. ("CCI") and Factory Card Outlet, Inc. accounted for approximately 31% and 21%, respectively, of the Company's total revenue in the year ended January 31, 1997. Sales to CCI and TJX Co. accounted for approximately 18% and 12%, respectively, of the Company's total revenue in the year ended January 31, 1996. Because of the nature of the Company's business operations, the Company anticipates that customers that represent more than 10% of total revenue will vary from period to period depending upon the placement of significant orders by a particular customer or customers in any given year.

Customer Services and Support

          The Company has established high-quality systems installation and after-sale customer support as critical customer service priorities. The Company assigns an account manager to each customer immediately after the execution of a license agreement. The account manager works closely with the customer to ensure that the optimal system solution is designed and properly integrated into the customer's business organization. The Company provides implementation services teams consisting of business consultants and software developers who conduct project management, implementation consulting, and training at the customer's site. Following installation and implementation, the account manager continues to work closely with the customer to ensure that the system has been properly integrated into the customer's business, to offer consulting services designed to enable the customer to fully utilize the system, to work in conjunction with the customer to develop enhancements or specialized features that address the customer's needs, and to suggest system modifications or upgrades that would further benefit the customer. The Company also provides a variety of training services designed to enable its customers to utilize fully the Company's software applications. The Company's specialists conduct training sessions ranging from introductory courses to advanced techniques courses in using the Company's products.

          The Company provides maintenance and support services under its license agreements without charge for 90 days following installation and renewable, annual maintenance contracts thereafter. Annual maintenance fees generally equal 15% of the then-current list price of the products under license by the customer. A staff of qualified customer support specialists provides toll-free telephone technical support and advice. The Company also provides error corrections and any product enhancements that it releases during the maintenance period.

New Product Development

         The Company recognizes that timely development of new software products as well as enhancements to its existing software applications, each with functions and features that distinguish the Company's products from those of its competitors, represents a critical factor in determining the Company's ongoing success. The Company's engineering staff consists of highly trained and experienced software professionals who focus on providing and supporting high-quality, user-friendly software systems and related products and services. The availability of in-house software and systems development expertise at the Company's facility in Phoenix, Arizona provides the Company with product control, permits faster turnaround and reaction time to changing market conditions, and provides a solid base of maintenance and support services to end users. Product development teams work in cooperation with the Company's sales, marketing, support, and customer service personnel to assess market demand, to establish product development priorities, and to evaluate the effectiveness of new product solutions. The Company also collaborates with selected customers to develop new software solutions that the Company believes will address specific demands of the marketplace. In addition, the Company has established channels for customer feedback and continually evaluates responses to determine customer satisfaction with existing products and demand for enhancements to existing products or for new software applications. The Company currently is concentrating the majority of its product development resources towards further development of and refinements to Transact and to developing other Java(TM)-based software products.

          The Company's product development staff consisted of 34 employees as of October 28, 1997. The Company's product development expenses consist of internal product development costs, expenses for customer-funded projects, and fees paid for external product development. The Company's total product development expenses were approximately $2.1 million, $2.9 million, and $3.7 million in the fiscal years ended January 31, 1995, 1996, and 1997, respectively. The Company historically has expensed all of its software development costs. See Item 6, "Management's Discussion and Analysis of Financial Condition and Results of Operations." The Company intends to continue to increase its internal product development efforts as part of its strategy to provide comprehensive software solutions to its customers.

Sales and Marketing

          The Company markets software products and related customer support services and hardware primarily to retailers and to warehouse and distribution center operators in the continental United States through a direct sales force. The Company's marketing managers work in conjunction with the Company's product development staff to develop product specifications and requirements, assess the competitive strengths of the Company's products, determine strategic marketing focus, and provide strategic marketing support. The Company's account executives develop leads through ongoing customer communications, trade shows and industry conventions, requests for proposals ("RFPs"), requests for information ("RFIs"), and referrals from existing customers or sales representatives of hardware vendors. One or more product specialists support each account executive. The product specialists provide presale marketing support consisting of trade show support, product demonstrations, and support in preparing sales proposals or responses to RFPs and RFIs. The Company also employs marketing representatives who conduct marketing efforts designed to sell add-on enhancement products to existing customers. The Company has established strategic alliances in the form of lead referral and informal co-marketing arrangements with vendors of the hardware that the Company installs in conjunction with sales of its software applications. During fiscal 1997, the Company used a portion of the proceeds of its initial public offering to hire additional sales and marketing personnel, to develop and implement new advertising campaigns, and to develop and produce collateral marketing materials such as sales brochures. See Item 6, "Management's Discussion and Analysis of Financial Condition and Results of Operations."

License Agreements

          In recent years, the Company has changed its business strategy to emphasize the development of its own software products. The Company generally grants nonexclusive, nontransferable perpetual licenses that limit the use of its software products to a designated user, site, or central processing unit ("CPU"). The Company charges license fees that vary depending upon (i) the type of software products subject to the license; (ii) whether the product will be installed on a client/server environment or midrange platform; (iii) the number of users (in the case of client/server installations) or the CPU processing power (in the case of midrange installations); and (iv) the number and type of modules purchased. Each license agreement includes an initial 90-day period of maintenance and support services without additional charge. The customer may purchase from the Company renewable annual contracts for maintenance and support services for a fee of approximately 15% of the then-current list price of the product under license to the customer. The Company also charges a standard "time and materials" rate for software programming services required to write custom modifications to Transact, MarketBuilder, Gift Registry, or Kinetics in order to tailor the systems to a particular customer's business operations.

Competition

          The market for software products such as the Company's is intensely competitive and is characterized by rapid changes in technology and user needs and the frequent introduction of new products and product enhancements. The Company's competitors and potential market entrants range from small, privately held firms to large national and international organizations with more extensive technical staffs and technological resources, larger marketing and sales organizations, and greater financial resources than the Company. The Company also competes with software applications developed by the internal management information system departments of its potential customers. The Company, however, believes that potential customers increasingly will purchase software applications from outside vendors, including the Company, as such products become more widely available and the cost savings of such products become better demonstrated.

          The Company competes primarily on the basis of the flexibility, ease of use, application features, customization capabilities, platform configurations, and prices of its software products; its knowledge and experience in retail and warehouse management systems; the depth of its technical skills, its responsiveness to customer needs, and its ability to achieve desired results; and the quality of its technical support services. The Company believes that it competes favorably with respect to these factors. The Company's ability to compete successfully will depend upon its ability to respond promptly and effectively to customer demands, technological changes, and competitive innovations, to develop new products and services, to attract new customers and to deliver and support product enhancements to existing customers, and to attract and retain qualified technical sales personnel. The Company's Kinetics software currently operates only on the IBM AS/400 midrange platform and competes with products that operate on client/server environments such as Unix or WindowsNT.

Proprietary Rights and Licenses

          The Company considers its software to be proprietary and attempts to protect it with a combination of copyright, trademark, and trade secret laws, nondisclosure and other contractual agreements with employees and third parties, and technical measures designed to protect its proprietary technology. Despite these precautions, there can be no assurance that the steps taken by the Company will be adequate to prevent misappropriation of its proprietary rights or that third parties will not independently develop equivalent or superior technology. However, the Company believes that, as a result of the rapid pace of technological change in the software industry, trademark and copyright protections are less significant to the Company's success than other factors, such as the knowledge and experience of the Company's personnel, name recognition, and ongoing product development and support.

          The Company generally grants nonexclusive, nontransferable perpetual licenses that limit the use of its software products to a designated user, site, or computer. In certain circumstances, the Company makes source code available for specific products and/or enters into source code escrow agreements. The providing of source code may increase the likelihood of misappropriation or other misuse of the Company's intellectual property.

          The software industry is characterized by rapid technological development and frequent introductions of new products and features. In order to remain competitive, the Company and other software developers continually find it necessary to develop products and features that provide functions similar or superior to those of other industry participants, often with incomplete knowledge of whether patent or copyright protection may have been applied for or obtained by other parties. Although the Company believes that its products and technology do not infringe upon the proprietary rights of others, there can be no assurance that third parties will not assert infringement claims against the Company in the future. The defense of such claims, fees paid in settlement of such claims, or costs associated with licensing rights to use the intellectual property of others or to develop alternative technology may have a material adverse effect on the Company's operations. See Item 1, "Special Considerations
- Dependence Upon Proprietary Technology; Intellectual Property Claims."

Employees

          As of October 28, 1997, the Company employed a total of 90 full-time employees and one part-time employee at its offices in Phoenix, Arizona. This includes 34 persons in software engineering and product development, 45 in sales, marketing, and technical support, and 12 in administration, including executive personnel. The Company considers its relationship with its employees to be good, and none of its employees currently are represented by a union in collective bargaining with the Company.

                             SPECIAL CONSIDERATIONS

          The following factors, in addition to those discussed elsewhere in this Report, should be carefully considered in evaluating the Company and its business.

Disclaimer of Audit Opinion

          The Company's financial statements for the year ended January 31, 1997 were prepared assuming that the Company will continue as a going concern. Those financial statements report that the Company (i) had negative cash flow from operations of $2,612,680 during the year ended January 31, 1997, (ii) is in default of certain terms of its line of credit agreement, (iii) does not have readily available financing, (iv) is engaged in material litigation with a significant customer, (v) recorded a net loss of approximately $702,000 during the six months ended July 31, 1997, and (vi) has not yet generated sufficient revenue from sales of its software products to fund its ongoing operations. In addition, the Company's reseller agreement with IBM expired in July 1997. These factors raise substantial doubt about the Company's ability to continue as a going concern. As a result of the factors described above, the Company's auditors have reported to the Company that they are unable to express, and do not express, an opinion on the Company's financial statements for the year ended January 31, 1997. The Company currently is taking steps intended to address the factors described above, including seeking additional sources of debt or equity financing. There can be no assurance, however, that additional financing will be available to the Company on terms that are acceptable to the Company. See Item 1, "Special Considerations - Capital Requirements" and Item 6, "Management's Discussion and Analysis of Financial Condition and Results of Operations."

Certain Factors Affecting Operating Results

          The Company's operating results are affected by a wide variety of factors that could adversely impact its total revenue and profitability. These factors, many of which are beyond the control of the Company, include the Company's ability to identify market segments that have significant growth potential and to successfully market its products and services to those market segments; the Company's ability to maintain the software design and development capabilities necessary to design and produce innovative and desirable products on a timely and cost-effective basis; the Company's success in maintaining customer satisfaction with its products; the Company's ability to establish and maintain strong and long-lasting relationships with the independent hardware and software vendors that supply the various components that support its products; the level and timing of orders placed by customers that the Company can complete in a quarter; customer order patterns and seasonality; the length of the Company's sales cycle; delays and other risks associated with customers' budgetary constraints, internal authorization reviews, and program specification development and acceptance procedures generally associated with large capital expenditures; unanticipated postponement or cancellation of significant orders; changes in product mix, professional services, and the level of expenses related thereto; the performance and reliability of the software applications designed and marketed by the Company; the life cycles of the Company's products; the ability of the Company to deliver, install, and integrate its software applications and product components in an efficient, timely, and high-quality manner; the availability and cost of computer hardware, equipment, and supplies required to support the Company's software applications; the timing of expenditures in anticipation of orders; the cyclical nature of the businesses, industries, and markets served by the Company; technological changes; the introduction of new products by competitors; and competition and competitive pressures on prices which, among other things, may decrease gross margins.

          The Company's ability to increase its software development and systems integration capacity in order to meet customer demand and maintain satisfactory installation and integration schedules will be an important factor in its long-term prospects. The business segments that certain of the Company's products serve suffer periodic slowdowns as a result of general economic and other conditions. A slowdown in demand for the Company's products as a result of economic or other conditions in markets served by the Company or other broad-based factors would adversely affect the operating results of the Company. The Company will be required to obtain additional capital to fund its planned growth in the future, particularly to provide funds required to finance the Company's planned software development programs and increased sales and marketing efforts or to finance acquisition opportunities that may arise in the future, although the Company currently has no acquisition targets. Potential sources of such capital may include the proceeds from the exercise of outstanding options and warrants, bank financing, strategic alliances, and additional offerings of the Company's equity or debt securities. There can be no assurance such capital will be available on acceptable terms from these or other potential sources, and the lack of such capital could have a material adverse effect on the Company.

Change in Product Mix

         Historically, the Company has derived a substantial portion of its revenue from the sale of hardware and software developed by others. The Company has changed its business strategy to emphasize the development of its own software products in an effort to increase the relative percentage of revenue it derives from sales of such products. The Company has successfully introduced Kinetics, a proprietary warehouse management software product, and has achieved a meaningful level of revenue with this product. In addition, the Company recently has introduced Transact, a Java(TM)-based point-of-sale system, and MarketBuilder, a relationship and database marketing system. Sales of these products have not been significant to date, however, and there can be no assurance that either product will achieve market acceptance in the future. The Company also intends to continue to develop and market new software products and services to address customer needs and changes in computing technology and methodology. There can be no assurance, however, that the Company will be able to successfully complete the transition of its business focus, that the
Company's internally developed products will achieve increased market acceptance, that the Company will be able to develop new products and services in a timely and cost-effective manner, or that such products that are developed will be accepted in the marketplace. See Item 1, "Special Considerations --
Dependence on New Products and Technologies" and "Special Considerations -- Dependence on Midrange Computer Technology." The failure of the Company to successfully complete the change in its business focus, to develop and market its own software products, and to overcome the loss of revenue from the sale of hardware and software products developed by others could have a material adverse effect on the Company.

Dependence on New Products and Technologies

          The Company operates in an industry that is characterized by fast-changing technology. As a result, the Company will be required to expend substantial funds for and commit significant resources to the conduct of continuing product development, including research and development activities and the engagement of additional engineering and other technical personnel. Any failure by the Company to anticipate or respond adequately to technological developments, customer requirements, or new design and production techniques, or any significant delays in product development or introduction, could have a material adverse effect on the operating results of the Company.

         The Company's future operating results will depend to a significant extent on its ability to identify, develop, and market enhancements or improvements to existing software applications as well as to introduce new product lines that compare favorably on the basis of time to introduction, cost, and performance with the product lines offered by competitors. The success of new product lines depends on various factors, including proper market segment selection, utilization of advances in technology, innovative development of new product concepts, timely completion and delivery, efficient and cost-effective features, and market acceptance. The success of the Company's new product lines also will depend to a significant extent on marketplace acceptance of the Java(TM) programming language and software environment, which is not yet assured. Because of the complexity of the design and implementation processes required by the Company's products, the Company may experience delays from time to time in completing the design and implementation of improvements to existing product lines or the introduction of new product lines. In addition, there can be no assurance that any new product lines will receive or maintain customer or market acceptance. The Company's future operating results would be adversely affected in the event that it is unable to design and implement enhancements to existing product lines or introduce new products on a timely and cost-effective basis. See Item 1, "Business -- Software Products."

          Complex software programs, such as those developed by the Company and incorporated into its products, often encounter development delays and occasionally contain errors that are discovered only after the product has been installed and used by many different customers in a variety of business operations. Significant development delays in the future may result in increased product development costs, delays in market acceptance, loss of sales, and reduction of market share, which could have a material adverse effect on the Company's operating results. Although the Company conducts extensive testing of the software programs included in its products, there can be no assurance that the Company will successfully detect and eliminate all programming errors in its products prior to shipment. Significant programming errors in software applications could require substantial design modifications that may create delays in product introduction and shipment and that could result in an adverse impact on the Company's goodwill as well as on its operating results.

Management of Change in Business

          The Company currently is experiencing a period of significant growth in the development and sale of its software products. The Company's ability to manage effectively this change in its business operations will require it to enhance its operational, financial, and management systems; to expand its facilities and equipment; and to successfully hire, train, and motivate additional employees, including the technical personnel necessary to develop the Company's software applications and to integrate new software systems with evolving hardware technologies. The failure of the Company to manage effectively the change in its business focus could have a material adverse effect on the Company.

Dependence on IBM Midrange Computer Technology

          The Company's Kinetics software product currently operates solely on IBM AS/400 midrange computers utilizing IBM's OS/400 operating system. To date, the Company has derived substantially all of its software revenue from this AS/400 application. In recent years, however, business organizations have begun utilizing alternative computing platforms, such as client/server networks, local area networks, work stations, and PCs, to operate large portions of their computer processing functions. Future revenue from sales of the Kinetics product and related services will depend upon continued widespread use of IBM midrange computers and related operating system software and upon continued support of such computers by IBM. In addition, the Company will be required to adapt its existing Kinetics product to any changes made by IBM to the OS/400 operating system in the interim. A significant shift away from IBM midrange computer systems by the Company's customers or the failure by IBM to continue its support of such computer systems could have a material adverse effect on the Company. See Item 1, "Special Considerations -- Dependence on New Products and Technologies."

Fluctuations in Operating Results

          The software industry has experienced economic downturns at various times, characterized by diminished product demand and increased availability of alternative software solutions. The Company has sought to reduce its exposure to industry downturns by targeting its product lines towards specific niches within the retail merchandising and logistics industries, which the Company believes will sustain continued growth in the near and long term, resulting in steadily increasing demand for newly developed and enhanced software applications. However, these industries are subject to intense competitive pressures and suffer periodic slowdowns as a result of general economic conditions and other broadbased factors. The retail industry in particular has suffered disappointing overall results and increased consolidation in recent years. In addition, the Company's customers may postpone or abandon planned purchases of the Company's software products during periods of economic downturns as a result of the significant capital expenditures for new computer hardware frequently required to operate the Company's software. As a result, the Company may experience substantial period-to-period fluctuations in future operating results because of general industry conditions or events occurring in the general economy. In addition, although the Company has experienced some quarterly sales fluctuations in the past, the size and timing of sales of its new software applications may be expected to vary from quarter to quarter to a greater extent. The expanding importance of these new products could result in significant variations in the Company's overall operating results on a quarterly basis.

          Quarterly revenue and operating results depend primarily on the volume and timing of orders received during the quarter, which are difficult to forecast. The Company often recognizes a substantial portion of its revenue in the last month of each quarter. The Company believes that these sales patterns are attributable to the budgeting and purchasing practices of its customers, the length of time that customers devote to evaluation of the Company's products, and the customers' timing of computer and operational systems installations and upgrades. The Company establishes personnel levels and other fixed expenses based upon anticipated revenue. Because a substantial portion of the Company's revenue may not materialize to the extent or in the time frame anticipated, the Company may not be able to reduce expenses in response to sales shortfalls or delays. These factors may cause significant variations in quarterly operating results in the future.

Capital Requirements

          To remain competitive, the Company must continue to make significant investments in product development, equipment, and facilities as well as in its ongoing sales and marketing programs. The Company also may be required to increase staffing and other expenses in order to meet the demand for its products and services. Customers, however, generally do not commit to firm purchase orders for more than a short time in advance. As a result of the increase in fixed costs and operating expenses related to these expenditures, the Company's operating results may be adversely affected if its revenue does not increase sufficiently to offset the increased costs. The development of new products or product enhancements or unexpected customer orders also may require rapid increases in design and production services that place excessive short-term burdens on the Company's resources. The Company from time to time may seek additional equity or debt financing to provide for the expenditures required to maintain or expand the Company's product development, facilities, and equipment or its sales and marketing efforts. The timing and amount of any such capital requirements cannot be predicted at this time.

         Subsequent to January 31, 1997, the Company obtained a new line of credit from Norwest Business Credit, Inc. ("Norwest"). See Item 6, "Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources." As of October 28, 1997, the Company was in default under certain covenants in this line of credit. As a result, Norwest has the right to demand payment of all amounts outstanding under the line of credit. In addition, in October 1997 Norwest exercised its right to not provide any further advances under the line of credit. The Company currently is seeking additional sources of financing, which may include one or more private placements of debt or equity securities. There can be no assurance that any additional financing will be available to the Company or as to the terms of any such financing that is available. The inability to obtain such financing could result in the inability of the Company to continue as a going concern. If such financing is not available in sufficient amounts or on satisfactory terms, the Company also may be unable to expand its business or develop new customers at the rate desired and its operating results may be adversely affected.

Weaknesses in Internal Controls

         The Company's independent public accountants have reported to the Company that, in the course of their audit of the Company's financial statements for the fiscal year ended January 31, 1997 and their review of the unaudited financial statements for the six months ended July 31, 1997, they discovered various conditions that they believe constitute material weaknesses in the Company's internal controls. These conditions consist of (i) weaknesses in forecasting internal cash requirements; (ii) weaknesses in policies and procedures to ensure the accurate timing, classification, and recording of significant transactions; and (iii) weaknesses in maintaining formal documentation regarding acquisitions and dispositions of assets. The Company has been taking various steps intended to strengthen its internal controls, including engaging more experienced personnel in both operational and financial positions and working more closely with its independent public accountants to identify weaknesses and take corrective measures. The Company also has requested its independent public accountants to perform quarterly reviews of its financial statements.

Competition

          The markets for the Company's software applications are intensely competitive and have been characterized by rapid technological change, evolving industry standards, constant changes in customer needs, and the frequent introduction of new products. The Company competes with small, privately held companies as well as with major domestic and international companies, many of which have greater market recognition and substantially greater financial, technical, marketing, distribution, and other resources than the Company possesses. The ability of the Company to compete successfully depends on a number of factors both within and outside its control, including the quality, performance, reliability, features, ease of use, pricing, and diversity of its product lines; the quality of its customer services; its ability to address the needs of its customers; its success in designing and implementing new software applications, including those incorporating new technologies; the availability of adequate sources of computer hardware, finished components, and other supplies necessary to support the Company's software applications at acceptable prices; the rate at which end users install, upgrade, or expand new or existing computerized retail and logistics systems; new product introductions by the Company's competitors; the number, nature, and success of its competitors in a given market; the emergence of new competitors or alliances among existing competitors; and general market and economic conditions. The Company currently competes principally on the basis of the technical innovation and performance of its software applications, including their ease of use, reliability, cost, timely introduction, delivery schedules, and after-sale service and technical support. There is no assurance that the Company will continue to be able to compete successfully in the future. See Item 1, "Business -- Competition."

Dependence on Management and Other Key Personnel

          The Company's development and operations to date have been, and its proposed operations will be, substantially dependent upon the efforts and abilities of its senior management and technical personnel. The software industry is characterized by a high level of employee mobility and aggressive recruiting of skilled technical personnel. The Company does not have employment agreements with any of its executive officers. The Company, however, maintains agreements with each of its officers and employees that prohibit such persons from disclosing confidential information obtained while employed with the Company. The loss of existing key personnel or the failure to recruit and retain necessary additional personnel would adversely affect the Company's business prospects. There can be no assurance that the Company will be able to retain its current personnel or to attract and retain necessary additional personnel. The Company's internal growth and the expansion of its product lines will require additional expertise in such areas as software development, operational management, and marketing. Such growth and expansion activities will increase further the demand on the Company's resources and require the addition of new personnel and the development of additional expertise by existing personnel. The failure of the Company to attract and retain personnel with the requisite expertise or to develop internally such expertise could adversely affect the prospects for the Company's success. The Company maintains "key person" insurance covering Michael M. Gordon, its Chairman of the Board and President.

Dependence Upon Proprietary Technology; Intellectual Property Claims

         The Company's success depends in part upon its ability to protect its proprietary technology. The Company relies on a combination of copyright, trademark, and trade secret laws, nondisclosure and other contractual agreements with employees and third parties, and technical measures to protect its proprietary technology. There can be no assurance that the steps taken by the Company to protect its proprietary rights will be adequate to protect misappropriation of such rights or that third parties will not independently develop equivalent or superior technology. The Company has no patents, and existing trade secret and copyrights laws provide only limited protection. Certain provisions of the license agreements generally used by the Company, including provisions protecting against unauthorized use, copying, transfer, and disclosure, may be unenforceable under the laws of certain jurisdictions. The Company may be subject to or may initiate interference proceedings in the United States Patent and Trademark Office, which can demand significant financial and management resources. Although the Company believes that its products and technology do not infringe upon the proprietary rights of others, there can be no assurance that third parties will not assert infringement claims against the Company in the future. Based on industry practice, the Company believes that in most cases it could obtain any necessary licenses or other rights on commercially reasonable terms. There can be no assurance, however, that licenses would be available on acceptable terms, that litigation would not ensue, or that damages for any past infringements would not be assessed. Litigation, which could result in substantial cost to and diversion of effort by the Company, may be necessary to enforce intellectual property rights of the Company or to defend the Company against claimed infringement of the rights of others. The failure to obtain necessary licenses or other rights or litigation arising out of infringement claims could have a material adverse effect on the Company. See Item 1, "Business -- Proprietary Rights and Licenses."

Warranty Claims

          The Company's agreements with its customers generally include warranties that provide that, for a period of 90 days after shipment, the Company's software products will conform to and operate in accordance with documentation provided to the customer by the Company. The terms of such warranties require the Company to correct any defects identified by the customer during the warranty period and to refund the purchase price for any defective software that the Company is unable to correct within a reasonable period of time. The Company generally assigns to its customers any warranties provided by third-party manufacturers of hardware and software products that the Company resells and warrants that the computer hardware that it resells will operate and perform as warranted by the manufacturer for the period specified in the manufacturer's warranty. The Company's agreements with its customers include
provisions   intended  to  limit  the  Company's  liability  under  its  product warranties. Such provisions may be held to be invalid or ineffective under applicable laws in the event that a customer makes a claim against the Company pursuant to a warranty on any of its software products. Although the Company has not experienced any material warranty claims on its software products to date, there can be no assurance that the Company will not be subjected to significant warranty claims on one or more of its software products in the future. A successful warranty claim or series of claims, if sufficiently large, could have a material adverse effect on the Company.

Control by Current Shareholders

          The Company's directors and officers and affiliates of certain of the Company's directors currently own approximately 36.6% of the outstanding shares of Common Stock. Consequently, such shareholders voting together will continue to have the power to elect all of the Company's directors and to effectively control the Company.

Possible Volatility of Stock Price

          The trading price of the Company's Common Stock in the public securities market could be subject to wide fluctuations in response to quarterly variations in operating results of the Company or its competitors, actual or anticipated announcements of technological innovations or new product developments by the Company or its competitors, changes in analysts' estimates of the Company's financial performance, developments or disputes concerning proprietary rights, regulatory developments, general industry conditions, worldwide economic and financial conditions, and other events and factors.
During certain periods, the stock markets have experienced extreme price and volume fluctuations. In particular, prices for many technology stocks often fluctuate widely, frequently for reasons unrelated to the operating performance of such companies. These broad market fluctuations and other factors may adversely affect the market price of the Company's Common Stock.

Rights to Acquire Shares

          A total of 1,306,665 shares of Common Stock has been reserved for issuance upon exercise of options granted or which may be granted under the Company's 1990 Stock Option Plan (the "1990 Plan"), 1995 Stock Option Plan (the "1995 Plan"), and Employee Stock Purchase Plan (the "Purchase Plan"). Options to acquire 871,525 shares of Common Stock at a weighted average exercise price of $6.10 per share were outstanding under the 1990 Plan and 1995 Plan as of October 28, 1997. In addition, warrants to purchase 516,044 shares of Common Stock at a weighted average exercise price of $6.29 per share were outstanding as of October 28, 1997. During the terms of such options, warrants, and purchase rights pursuant to the Purchase Plan, the holders thereof will have the opportunity to profit from an increase in the market price of the Common Stock. The existence of such stock options, warrants, and purchase rights may adversely affect the terms on which the Company can obtain additional financing, and the holders of such options, warrants, and purchase rights can be expected to exercise such options, warrants and purchase rights at a time when the Company, in all likelihood, would be able to obtain additional capital by offering shares of its Common Stock on terms more favorable to the Company than those provided by the exercise of such options, warrants, and purchase rights.

Shares Eligible for Future Sale

          Sales of substantial amounts of Common Stock in the public market could adversely affect prevailing market prices. Of the 2,838,138 shares of Common Stock currently outstanding, approximately 1,785,000 shares are eligible for resale in the public market without restriction or further registration unless held by an "affiliate" of the Company, as that term is defined under the Securities Act of 1933, as amended (the "Securities Act"). The approximately 1,053,000 remaining outstanding shares of Common Stock currently are eligible for sale in the public market, subject to compliance with the requirements of Rule 144 under the Securities Act. The Company has registered for sale an aggregate of 1,306,665 shares of Common Stock that are reserved for issuance pursuant to the 1990 Plan, the 1995 Plan, and the Purchase Plan. Shares issued upon the exercise of stock options issued under the Company's stock option plans or pursuant to the Purchase Plan generally will be eligible for sale in the public market. The Company also has the authority to issue additional shares of Common Stock and shares of preferred stock. The issuance of such shares could result in the dilution of the voting power of outstanding shares of Common Stock and could have a dilutive effect on earnings per share.

Change in Control Provisions

          The Company's Amended and Restated Articles of Incorporation (the "Restated Articles") and Amended and Restated Bylaws (the "Bylaws") and certain provisions of the Arizona Revised Statutes (the "Arizona Corporate Takeover Act") contain provisions that may have the effect of making more difficult or delaying attempts by others to obtain control of the Company, even when these attempts may be in the best interests of shareholders. The Restated Articles authorize the Board of Directors, without shareholder approval, to issue one or more series of preferred stock that could have voting and conversion rights adversely affecting the voting power of the holders of Common Stock. The Arizona Corporate Takeover Act (i) places restrictions on the Company's ability to purchase shares of its capital stock from persons that hold more than 5% of the voting power of the Company; (ii) limits the voting power of certain shares held by persons engaged in a "control share acquisition" (as such term is defined in the Arizona Corporate Takeover Act); and (iii) imposes conditions on certain business combination transactions with "interested shareholders" (as defined in the Arizona Corporate Takeover Act).

Lack of Dividends

          The Company has never paid any cash dividends on its Common Stock and does not anticipate that it will pay dividends in the foreseeable future. Instead, the Company intends to apply any earnings to the expansion and development of its business. Furthermore, the terms of the Company's existing revolving line of credit facility prohibit the Company from paying dividends without the consent of the lender. Such restrictions could limit the Company's ability to pay dividends in the future.

Cautionary Statement Regarding Forward-Looking Statements

          Certain statements and information contained in this Report, particularly under the headings "Business," "Special Considerations," and "Management's Discussion and Analysis of Financial Condition and Results of Operations," concerning future, proposed, and anticipated activities of the Company, certain trends with respect to the Company's revenue, operating results, capital resources, and liquidity or with respect to the markets in which the Company competes or the software, retail, or warehouse industries in general, and other statements contained in this Report regarding matters that are not historical facts are forward-looking statements, as such term is defined in the Securities Act. Forward-looking statements, by their very nature, include risks and uncertainties, many of which are beyond the Company's control. Accordingly, actual results may differ, perhaps materially, from those expressed in or implied by such forward-looking statements. Factors that could cause actual results to differ materially include those discussed elsewhere under Item 1, "Business - Special Considerations."

ITEM 2.   PROPERTIES

          The Company leases, for a term expiring in April 1998, approximately 20,730 square feet of space in Phoenix, Arizona, where it maintains product engineering and design laboratories, software development facilities, testing laboratories, customer service support facilities, employee training facilities, sales and marketing offices, and administrative and executive offices.

ITEM 3.   LEGAL PROCEEDINGS

          On May 30, 1997, Hagemeyer Foods North America, Inc. ("Hagemeyer") filed suit against the Company in the United States District Court for the Eastern District of Wisconsin (Case No. 97-C-0635). The complaint alleges that the Company breached its contract with Hagemeyer by (i) failing to deliver and install certain software products, (ii) failing to use its best efforts to achieve productive use of the Company's software products, and (iii) failing to provide its professional consulting services in a reasonable, workmanlike manner. Hagemeyer is seeking an unspecified amount of damages and a declaratory judgment with respect to the parties' respective rights and legal obligations. The complaint also alleges that the Company acted in a fraudulent manner by making false representations to Hagemeyer in connection with the contractual agreements between the Company and Hagemeyer. On October 15, 1997, the court dismissed Hagemeyer's fraud claim against the Company. The Company has filed a counterclaim for the amounts that the Company claims Hagemeyer owes under the contract and has filed an answer denying Hagemeyer's claims in the complaint. The Company intends to vigorously pursue its counterclaim and to vigorously defend the lawsuit by Hagemeyer. In the event that the Company is unable to obtain a successful decision on its counterclaim or a decision adverse to the Company is rendered with respect to the claims by Hagemeyer, the resolution of this matter could have a material adverse effect on the Company.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

          Not applicable.

                                     PART II

ITEM 5.   MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
          MATTERS

          The Company's Common Stock has been quoted on the Nasdaq National Market under the symbol "GDSC" since March 19, 1996. The following table sets forth the quarterly high and low closing sale prices of the Company's Common Stock for the calendar periods indicated on the Nasdaq National Market.

                                                                  Common Stock
                                                                  ------------
                                                                 High       Low
                                                                 ----       ---
1996:
   First Quarter (beginning March 19, 1996)............       $  6.50    $  5.00
   Second Quarter......................................          7.38       4.50
   Third Quarter.......................................          6.13       4.00
   Fourth Quarter......................................         16.50       4.63

1997:
   First Quarter.......................................        $15.48     $10.00
   Second Quarter......................................         11.00       3.75
   Third Quarter.......................................          5.50       3.25
   Fourth Quarter (through October 28, 1997)...........          4.13       1.25

         As of October 28, 1997, there were approximately 90 holders of record and approximately 800 beneficial owners of the Company's Common Stock. On October 28, 1997, the closing sales price of the Company's Common Stock on the Nasdaq National Market was $1.25 per share. On October 8, 1997, Nasdaq advised the Company that the Common Stock may be delisted as a result of the Company's failure to timely file reports, including this Report on Form 10-KSB, with the Securities and Exchange Commission and Nasdaq.

ITEM 6. SELECTED CONSOLIDATED FINANCIAL DATA; MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

                      SELECTED CONSOLIDATED FINANCIAL DATA

         The following selected consolidated financial data for the fiscal years ended January 31, 1995, 1996, and 1997 have been derived from the Company's audited consolidated financial statements. The selected consolidated financial data should be read in conjunction with, and are qualified by reference to, the Company's Consolidated Financial Statements and Notes thereto and "Management Discussion and Analysis of Financial Condition and Results of Operations" included elsewhere in this Report.

                                                                 Year Ended January 31,
                                                       --------------------------------------
                                                           1995           1996           1997
                                                           ----           ----           ----
                                                       (in thousands, except per share amounts)
Statement of Operations Data:
Revenue:
      Product ...................................      $ 18,956       $ 19,544       $ 20,324
      Software license ..........................         1,009          2,947          4,082
      Professional services .....................           741          1,449          2,750
                                                       --------       --------       --------
           Total revenue ........................        20,706         23,940         27,156
Expenses:
      Cost of products sold .....................        13,870         14,240         14,487
      Software development ......................         2,141          2,877          3,693
      Professional services .....................         1,093          1,795          2,523
      Sales and marketing .......................         1,453          1,627          1,927
      General and administrative ................         1,059          1,546          1,947
                                                       --------       --------       --------
Income from operations ..........................         1,090          1,855          2,579
                                                       --------       --------       --------
Other income (expense):
      Interest expense, net .....................          (554)          (777)          (266)
      Other, net ................................           (30)             6             98
                                                       --------       --------       --------
           Total and other income (expense) .....          (524)          (771)          (168)
                                                       --------       --------       --------
Income before income taxes ......................           566          1,083          2,411
Provisions for income taxes .....................          --             --               98
                                                       --------       --------       --------
Net income ......................................      $    566       $  1,083       $  2,313
                                                       ========       ========       ========
Net income per common and common share equivalent      $   0.39       $   0.71       $   0.81
                                                       ========       ========       ========
Common and common share equivalents outstanding .         1,662          1,601          2,843
                                                       ========       ========       ========

                                                                     As of January 31,
                                                       --------------------------------------
                                                           1995           1996           1997
                                                           ----           ----           ----
                                                                    (in thousands)
Balance Sheet Data:
Cash and cash equivalents........................       $   312         $   93         $  936
Working capital (deficit)........................        (2,706)        (1,194)         5,490
Total assets.....................................         5,847          7,138         15,598
Long-term debt, less current portion.............         1,134          1,252            281
Deferred revenue (long-term).....................         1,168          1,769          1,785
Total shareholders' equity (deficit).............        (3,773)        (1,461)         7,493

          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITIONS
                            AND RESULTS OF OPERATIONS

Statement Regarding Forward-Looking Statements

         The statements contained in this Report on Form 10-KSB that are not purely historical are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, including statements regarding the Company's "expectations," "anticipation," "intentions," "beliefs," or "strategies" regarding the future. Forward-looking statements include statements regarding revenue, margins, expenses, and earnings analysis for fiscal 1998 and thereafter; future products or product development; future research and development spending and the Company's product development strategy; and liquidity and anticipated cash needs and availability. All forward-looking statements included in this Report are based on information available to the Company on the date of this Report, and the Company assumes no obligation to update any such forward-looking statement. It is important to note that the Company's actual results could differ materially from those in such forward-looking statements. Among the factors that could cause actual results to differ materially are the factors discussed in
Item 1, "Special Considerations."

Operations

         The Company designs, develops, markets, and implements software products and provides related customer support services for retail applications and warehouse automation. The Company also provides professional services, including installation, training, maintenance, customization, and modifications in conjunction with sales of its software products. The Company markets its products and services entirely through an internal sales force.

         Founded in 1985, the Company historically has derived its revenue primarily from sales of hardware and software products developed by third parties, primarily IBM. Sales of IBM products (hardware, software and maintenance) accounted for approximately 66% and 56% of the Company's total revenue for the years ended January 31, 1996 and 1997, respectively. The Company's dependence on the resale of third parties' products adversely affected the Company's competitive position, gross profit margins, and operating results. As a result, in 1991 the Company changed its business strategy to emphasize the development and sale of its own software products. The Company has used a substantial portion of the proceeds from its March 1996 initial public offering to significantly accelerate the transition of its business focus to proprietary software products. The Company's reseller agreement with IBM expired in accordance with its terms in July 1997. As a result, the Company anticipates that revenue from third-party hardware and software products will continue to decrease from historical levels and that revenue from software licenses and professional services will increase in dollar amounts as well as a percentage of total revenue during the next several years. The Company believes that, although the change in revenue mix may result in lower total revenue, it will result in a more favorable gross profit margin for the Company as sales of software and services become a higher percentage of total revenue.

         The Company has marketed the Kinetics warehouse management software product for several years and will continue its current sales efforts dedicated to this product and related services. Kinetics currently operates only on the IBM AS/400 family of midrange computers. To date, the Company has derived substantially all of its software revenue from Kinetics and other IBM-based software products. Future revenue from sales of Kinetics and related services will depend upon continued widespread use of IBM midrange computers and upon the continued support of such computers by IBM. In addition, the Company will be required to adapt Kinetics to any changes made by IBM to the AS/400's operating system software. A significant shift away from IBM midrange computer systems by the Company's customers or the failure by IBM to continue its support of these systems could have a material adverse effect on the Company.

         During the year ended January 31, 1997, the Company introduced Transact, a point-of-sale software product developed in Java(TM) that can be utilized on a wide variety of point-of-sale hardware platforms. Subsequent to January 31, 1997, the Company introduced MarketBuilder, a relationship marketing system for retailers, and

         Crossfire, an Internet-based store communication system, both of which are also developed in Java(TM). The Company intends to increase the resources dedicated to software development and marketing in support of its newly introduced retail point-of-sale software products. In conjunction with its increased focus on software development and marketing and its reduced emphasis on reselling the products of others, the Company has streamlined its workforce such that approximately 40 positions that were not directly related to software development and marketing were eliminated in August 1997. Although the Company has not yet generated significant sales of its new Java(TM)-based products, it expects that the functionality of its new products, the flexibility of Java(TM)-based software, and the personnel changes that have been made to focus on software development and marketing efforts will result in sufficient future revenue to fund its ongoing operations.

         Product revenue includes hardware, third-party software, and third-party maintenance sold to the Company's customers. Software license revenue includes revenue from the licensing of the Company's proprietary software offerings as well as revenue from the customization and modification of the Company's software for its customers. Professional services revenue includes services to install the Company's software products and third-party hardware and software products as well as services to train customers in the use of the Company's software products and third-party hardware and software products.

         Cost of products sold includes costs of those software and hardware products not manufactured by the Company and maintenance resold by the Company. The Company does not capitalize any software development costs associated with the development of its proprietary software products and has expensed all payroll and related costs for software development as incurred. Software development cost also includes all other general and administrative costs associated with software development personnel. Professional services expense consists of salaries, benefits, and other general and administrative costs attributable to professional services personnel. Sales and marketing expenses consist primarily of salaries, commissions, benefits, marketing materials, travel expenses, and other general and administrative costs associated with or allocated to the Company's sales and marketing personnel. General and administrative expenses include the cost of finance and accounting, human resources, corporate information systems, and other administrative functions of the Company.

Results of Operations

         The following table sets forth, for the periods indicated, the percentage of total revenue represented by certain expense and revenue items:

                                                      Year Ended January 31,
                                                   ----------------------------
                                                   1995        1996        1997
                                                   ----        ----        ----
Revenue:
      Product ...............................        91%         82%         75%
      Software license ......................         5%         12%         15%
      Professional services .................         4%          6%         10%
                                                   ----        ----        ----
           Total revenue ....................       100%        100%        100%
Expenses:
      Cost of products sold .................        67%         59%         53%
      Software development ..................        10%         12%         14%
      Professional services .................         5%          7%          9%
      Sales and marketing ...................         7%          7%          8%
      General and administrative ............         5%          6%          7%
                                                   ----        ----        ----
Income from operations ......................         5%          8%          9%
                                                   ----        ----        ----
Other income (expense):
      Interest expense, net .................        (2)%        (3)%         1%
      Other, net ............................         0%          0%          0%
                                                   ----        ----        ----
           Total other income (expense) .....        (2)%        (3)%         1%
                                                   ----        ----        ----
Income before income taxes ..................         3%          5%          9%
Provision for income taxes ..................         0%          0%          0%
                                                   ----        ----        ----
Net income ..................................         3%          5%          9%
                                                   ====        ====        ====

Results of  Operations  of the Company for the Years Ended  January 31, 1996 and
1997

         Revenue. Total revenue increased by 13% from approximately $23.9 million in the year ended January 31, 1996 to approximately $27.2 million in the year ended January 31, 1997. Product revenue increased by 4% from approximately $19.5 million to approximately $20.3 million during the same periods. As a percentage of total revenue, product revenue decreased from 82% during the year ended January 31, 1996 to 75% during the year ended January 31, 1997. Software license revenue increased by 38% from approximately $2.9 million in the year ended January 31, 1996 to approximately $4.1 million in the year ended January 31, 1997. As a percentage of total revenue, software license revenue increased from 12% to 15% during the same periods. Professional services revenue increased 90% from approximately $1.4 million to approximately $2.8 million during the years ended January 31, 1996 and 1997, respectively. As a percentage of total revenue, professional services revenue increased from 6% to 10% during the years ended January 31, 1996 and 1997, respectively.

         The overall increase in total revenue is attributed to increases in software and professional services. The increase in software license and professional services revenue resulted from the Company's continued focus on sales of its proprietary software products, as well as the Company's continuing efforts to provide professional services to implement its software products. Although revenue from third-party products increased slightly during the year ended January 31, 1997, the Company continues to believe that revenue from third-party products will decrease as a percentage of total revenue and that the total dollar amounts of revenue from third-party products may decrease in the future, particularly after the expiration of the reseller agreement with IBM in July 1997.

         Cost of Products Sold. Cost of products sold increased 2% from approximately $14.2 million during the year ended January 31, 1996 to approximately $14.4 million during the year ended January 31, 1997. This increase is attributed to the corresponding increase in sales of third-party products during the same period. As a percentage of product revenue, cost of products sold was approximately 73% and 71% during the years ended January 31, 1996 and 1997, respectively.

         Software Development Expense. Software development expense increased from approximately $2.9 million to approximately $3.7 million during the years ended January 31, 1996 and 1997, respectively. The 28% increase is attributed to increased research and development efforts associated with the development of the Company's proprietary software products. As a percentage of total revenue, software development costs increased from 12% in the year ended January 31, 1996 to 14% in the year ended January 31, 1997.

         Professional Services Expense. Professional services expense increased by 41% from approximately $1.8 million to approximately $2.5 million during the years ended January 31, 1996 and 1997, respectively. Salaries and other expenses for additional personnel contributed to this increase. As a percentage of professional services revenue, professional services expense decreased from 123% in the year ended January 31, 1996 to 92% in the year ended January 31, 1997. This decrease as a percentage is attributed to better utilization of professional services personnel.

         Sales and Marketing Expense. Sales and marketing expense increased 18% from approximately $1.6 million to approximately $1.9 million in the years ended January 31, 1996 and 1997, respectively. The increase can be attributed to costs incurred for marketing literature, additional sales and marketing personnel, and an increased marketing presence at industry trade shows.

         General and Administrative Expense. General and administrative expense increased from approximately $1.5 million in the year ended January 31, 1996 to approximately $1.9 million in the year ended January 31, 1997. This 26% increase is attributed to additional personnel and associated costs, additional insurance costs, and increased building rent costs.

         Other Income (Expense). Interest expense was approximately $777,000 during the year ended January 31, 1996, as compared with approximately $266,000 during the year ended January 31, 1997. In September 1995, the Company converted approximately $1.2 million of debt into shares of Common Stock. Interest expense related to that debt, together with interest expense attributable to vendor late payments that were incurred during the year ended January 31, 1996, were not incurred during the year ended January 31, 1997.

         Net Income. Net income increased 122% from approximately $1.1 million, or $.71 per share, in the year ended January 31, 1996 to approximately $2.3 million, or $.81 per share, in the year ended January 31, 1997. The Company attributes this increase to the 66% decrease in interest expense during the comparable periods, together with the 39% increase in income from operations.

Quarterly Results of Operations

         The following table sets forth certain unaudited quarterly results of operations for each of the eight quarters in the period ending January 31, 1997. All quarterly information was obtained from unaudited financial statements not otherwise contained herein. The Company believes that all necessary adjustments have been made to present fairly the quarterly information when read in conjunction with the Consolidated Financial Statements and Notes thereto included elsewhere in this Report. The operating results for any quarter are not necessarily indicative of the results of the full year or any future quarter.

                                                                            Quarter Ended
                                        ------------------------------------------------------------------------------------
                                         Apr 30    July 31     Oct 31     Jan 31     Apr 30    July 31     Oct 31     Jan 31
                                          1995       1995       1995       1996       1996       1996       1996       1997
                                          ----       ----       ----       ----       ----       ----       ----       ----
                                                              (in thousands, except per share amounts)
Revenue:
   Product revenue ..................   $ 6,882    $ 3,968    $ 5,982    $ 2,711    $   969    $ 6,251    $ 7,163    $ 5,941
   Software license revenue .........       484      1,074        446        943      1,296      1,086        726        973
   Consulting services revenue ......       228        465        447        309        530        624        775        822
                                        -------    -------    -------    -------    -------    -------    -------    -------
      Total revenue .................     7,594      5,507      6,875      3,963      2,795      7,961      8,664      7,736
Expenses:
   Cost of products sold ............     5,357      2,870      4,484      1,529        557      4,598      4,910      4,422
   Software development expense .....       681        764        687        744        755      1,054      1,017        868
   Consulting services expense ......       425        431        450        488        489        708        794        531
   Sales and marketing expense ......       382        465        425        354        342        529        493        562
   General and administrative expense       302        462        432        351        345        473        625        504
                                        -------    -------    -------    -------    -------    -------    -------    -------
Income from operations ..............       447        515        397        497        307        599        825        849
                                        -------    -------    -------    -------    -------    -------    -------    -------
Other income (expense):
   Interest expense, net ............      (236)      (217)      (115)      (210)       (51)       (36)      (102)       (77)
   Other, net .......................      --            3       --            3          0          2          0         95
                                        -------    -------    -------    -------    -------    -------    -------    -------
      Total other income (expense) ..      (236)      (214)      (115)      (207)       (51)       (34)      (102)        18
                                        -------    -------    -------    -------    -------    -------    -------    -------
Income before income taxes ..........       211        301        282        290        256        565        723        867
Provision for income taxes ..........      --         --         --         --         --         --         --           98
                                        -------    -------    -------    -------    -------    -------    -------    -------
Net income ..........................   $   211    $   301    $   282    $   290    $   256    $   565    $   723    $   769
                                        =======    =======    =======    =======    =======    =======    =======    =======
Net income per common and common
  equivalent shares outstanding .....   $  0.14    $  0.20    $  0.19    $  0.18    $  0.12    $  0.19    $  0.26    $  0.24
Common and common equivalent shares
  outstanding .......................     1,557      1,567      1,544      1,381      2,215      2,921      2,820      3,256

         The Company's revenue and operating results are subject to quarterly and other fluctuations as a result of a variety of factors, including the budgeting and purchasing practices of its customers, the length of the customer evaluation process for Company products, the timing of customer system conversions, and, to a lesser extent, the

Company's sales commission practices, which are based partly on quarterly incentives and annual quotas, and other factors. The Company's professional services revenue tends to fluctuate due to the completion or commencement of significant projects, which may continue over multiple quarters, the number of working days in a quarter, and the utilization rate of professional services personnel. The Company often has recognized a substantial portion of its license revenue in the last month of the quarter, sometimes in the last week. A significant portion of the Company's operating expenses is relatively fixed, since personnel levels and other expenses are based upon anticipated revenue. Because a substantial portion of this revenue may not be generated until the end of each quarter, the Company may not be able to reduce spending in response to sales shortfalls or delays. These important factors can cause significant variations in operating results from quarter to quarter. The Company believes that quarter-to-quarter comparisons of its financial results are not necessarily meaningful and should not be relied upon as an indication of future performance.

Liquidity and Capital Resources

         The Company's working capital position increased from a deficit of approximately ($880,000) at January 31, 1996 to approximately $5.5 million at January 31, 1997. In March 1996, the Company completed an initial public offering of 1,250,000 shares of Common Stock and raised net proceeds of approximately $6.9 million. The Company used a portion of the proceeds from this offering to retire $810,000 of bridge notes and related accrued interest, to purchase approximately $528,000 of capital equipment, to retire approximately $536,000 of debt to officers and employees, to fund additional development for new software products, and to develop new marketing collateral material.

         The Company used net cash of approximately $2.6 million for operations during the year ended January 31, 1997, primarily as a result of the increase in accounts receivable and inventories, partially offset by an increase in accrued liabilities and deferred revenue. An increase in accounts receivable of approximately $1.3 million is attributed to one customer. (See Note 2 of Notes to Consolidated Financial Statements.)

         Capital expenditures for the year ended January 31, 1997 totaled approximately $1.9 million, of which approximately $1.4 million was for the purchase of computer hardware and software products needed for the continued efficient development of the Company's proprietary software products. The balance of $500,000 was used for the expansion of physical office space and related purchases of furniture and fixtures.

         Financing activities provided net cash of approximately $4.8 million in the year ended January 31, 1997. The Company completed its initial public offering in March 1996, which provided approximately $6.9 million, partially offset by retirement of approximately $810,000 in bridge notes payable, retirement of approximately $311,000 of amounts borrowed under the Company's line of credit, and payments to officers and employees of approximately $536,000.

         During the year ended January 31, 1997, the Company had an agreement with Concord Growth Corporation providing for a line of credit in the amount that was the lower of $2.0 million or 75% of eligible accounts receivable. The line of credit bore interest at the prime rate of interest quoted in the Wall Street Journal on the first day of each month plus 8.0% and required a monthly minimum payment of $5,000. The average outstanding balance was approximately $841,400 and approximately $550,000 for the years ended January 31, 1996 and 1997, respectively. The weighted average interest rate was 16.0% and 16.25% for the years ended January 31, 1996 and 1997, respectively. Subsequent to January 31, 1997, the Company canceled that line of credit and secured a borrowing facility with Norwest Business Credit, Inc. That line of credit, which expires on February 21, 2000, provides borrowing capacity in the amount of the lower of $3.0 million or 80% of accounts receivable, plus the lower of $250,000 or 50% of eligible inventory, as defined in the agreement. Borrowings under the line of credit are secured by substantially all of the Company's tangible and intangible assets. The agreement, as subsequently amended, requires a $5,000 minimum monthly fee that includes interest calculated at the base lending rate (prime rate) plus 2.0%, plus an unused facility fee of .25%. Had the new line of credit been in place at

January 31, 1997, the Company would have had approximately $1.0 million available for advance under the line, based on eligible inventory and accounts receivable balances.

         The Company's financial statements for the year ended January 31, 1997, have been prepared assuming that the Company will continue as a going concern. The Company had negative cash flow from operations of $2,612,680 for the year ended January 31, 1997, is in default of certain terms in its line of credit agreement, recorded a net loss of approximately $702,000 (unaudited) for the six months ended July 31, 1997, and has not yet generated sufficient revenue from its software products to fund its ongoing operations. Additionally, its IBM reseller agreement expired in July 1997. These factors raise substantial doubt about the Company's ability to continue as a going concern. The Company's plans with regard to these matters are described in "Business Outlook and Risk Factors," below. The Company's consolidated financial statements for the year ended January 31, 1997, do not include any adjustments relating to the recoverability and classification of asset carrying amounts or the amount and classification of liabilities that might result should the Company be unable to continue as a going concern. As a result of the factors described above, the Company's auditors have reported to the Company that they are unable to express, and do not express, an opinion on the Company's financial statements for the year ended January 31, 1997.

         As of October 28, 1997, the Company was in default under certain covenants in the line of credit with Norwest. As a result, Norwest has the right to demand payment of all amounts outstanding under the line of credit. In addition, in October 1997 Norwest exercised its right to not provide any further advances under the line of credit. In July 1997, Michael M. Gordon, the Company's Chairman of the Board, President, and Chief Executive Officer and Mr. Gordon's spouse personally guaranteed the Company's indebtedness under this line of credit. The Company currently is seeking additional sources of financing, which may include one or more private placements of debt or equity securities. There can be no assurance that any additional financing will be available to the Company or as to the terms of any such financing that is available. The inability to obtain such financing could result in the inability of the Company to continue as a going concern. If such financing is not available in sufficient amounts or on satisfactory terms, the Company also may be unable to expand its business or to develop new customers at the rate desired and its operating results may be adversely affected.

Business Outlook and Risk Factors

         The trends indicated by the Company's operating results for the year ended January 31, 1997, coupled with the expiration of the IBM contract, reflect the Company's belief that although total revenue may decrease in the near future, software and services revenue should contribute to a larger share of overall revenue, which should result in an increase in gross profit margins and net margins. The Company continues to invest heavily in research and development of new and enhanced software products in order to reach a larger segment of its targeted market. The Company recently announced new software products that are platform independent and contain added and improved functionality. The transition to hardware platform independence is designed to lead to a broader market for the Company's products. The Company's total revenue and product mix could be materially and adversely affected by many factors, some of which are beyond the control of the Company. Those factors include the Company's ability to maintain the software design and development capabilities necessary to design and produce innovative and desirable products on a timely and cost-effective basis; the Company's ability to penetrate new markets and attract new customers; the budgeting and purchasing practices or constraints of its customers; the length of the Company's sales cycles; the complicated nature of the Company's product installations; and unanticipated postponement or cancellation of significant orders. There also can be no assurance that the Company's recently introduced software products will achieve market acceptance or that the Company will be able to develop new products and services in a timely and cost-effective manner. The failure of the Company to successfully develop and market its own software products and to overcome the loss of revenue from the sale of hardware and software products developed by others could have a material adverse effect on the Company.

         As a result of the factors described in "Liquidity and Capital Resources," above, the Company is in default under certain covenants in its line of credit agreement and the lender has exercised its right to not provide any further advances under the line of credit. In addition, the Company has not yet generated sufficient revenue from its software products to fund its ongoing operations. The Company currently is seeking additional sources of financing, which may include one or more private placements of debt or equity securities. There can be no assurance that such financing will be available.

         During July 1997, the Company's reseller agreement with IBM expired and the Company entered into an agreement with Information Systems of North Carolina, Inc. with respect to future sales of specified IBM AS/400 and related products and services to certain of the Company's customers. Under this agreement, the Company has ceased selling, and ISI has begun selling, the specified AS/400-related products and services to the designated customers (as defined). The agreement provides that ISI will pay to the Company 50% of its operating profits (as defined) from sales of the specified products to the designated customers during the four-year term of the agreement. The Company has the right to terminate the agreement and resume direct sales of the specified AS/400-related products and services to the designated customers in the event that ISI's payments to the Company are less than $50,000 in each of two consecutive quarterly periods. In addition, ISI has the right to terminate the agreement upon written notice to the Company, provided that ISI ceases selling the specified AS/400-related products and services to the designated customers for a period of two years after such termination. As of the date of this Report, this arrangement has not provided the Company with any revenue, and there can be no assurance that the Company will derive significant revenue from this arrangement in the future.

         The Company continues to invest in sales and marketing in order to enhance its image and brand awareness. The Company added new marketing and sales personnel during the last 12 months, updated its industry trade-show presence and image, invested heavily in collateral marketing materials, and redefined the Company's image through a new corporate logo. Although the Company believes that its increased sales and marketing efforts will contribute to an increased number of customers and increased revenue associated with the sales of software products, certain risk factors exist that could have a material adverse effect on the Company's operating results. Those risk factors include lack of assurance that its products will achieve or maintain market acceptance; the complexity of the Company's software programs, which may cause delays in product development and could result in loss of market acceptance, loss of sales, and reduction of market share; and the fact that the Company's software products compete with those of many major domestic and international companies, many of which have greater market recognition and substantially greater financial, technical, and marketing resources than the Company possesses.

         The Company has hired a new Vice President - Marketing and Chief Operating Officer who has considerable experience in the sale of software products to retail enterprises and in the management of software development companies. The Company believes that this individual's expertise in the development of retail software applications, his contacts in the retail industry, and his expertise in the management of software development companies will enhance the Company's ability to successfully transition from a hardware reseller to a licenser of its proprietary software products.

         The Company operates in an industry that is characterized by fast-changing technology. As a result, the Company will be required to expend substantial funds for continuing product development, including expenses associated with research and development activities and additional engineering and other technical personnel. There can be no assurance that such funds will be available to the Company given its current financial condition and results of operations. Any failure by the Company to anticipate or respond adequately to technological developments, customer requirements, or new design and production techniques, or any significant delays in product development or introduction, could have a material adverse effect on the operating results of the Company.

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

         Although the Company has focused on controlling administrative costs, it recognizes the added costs associated with attracting and retaining key personnel. Because it operates in an industry that is characterized by a high cost of recruiting and a current lack of qualified personnel, the Company constantly evaluates employee benefits and the work environment that it provides for its employees. The high cost associated with industry hiring practices could have a material adverse effect on the Company's quarterly operating results. The Company intends to continue to moderate general and administrative costs so that revenue growth will continue to exceed operating expenses. There can be no assurance, however, that the Company will be able to predict or respond to a shortfall in sales during any given quarter in order to reduce its fixed general and administrative expenses on a timely basis.

         The Company believes that the industry in which it markets its products and services has a strong outlook, with expanding markets characterized by a highly fragmented group of competitors. As competition for consumer products rises, retailers that represent a significant portion of the Company's current and potential customers increasingly are aware of the need for business information systems that allow them to focus on efficiently managing inventory and of finding new ways to bring customers into their stores. The Company strives to provide market-leading solutions that address those real-world problems. Due to the risk factors discussed above and in Item 1, "Special Considerations," as well as other factors that generally affect high technology companies, there can be no assurance that the Company will be able to successfully penetrate these markets in the future.

ITEM 7.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

         Reference is made to the financial statements, the notes thereto and reports thereon, commencing at page F-1 of this Report, which financial statements, report, notes and data are incorporated herein by reference.


ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         Effective December 11, 1995, the Company and its former auditors, Deloitte & Touche LLP ("Deloitte & Touche"), mutually agreed to the cessation of the client-auditor relationship and on December 28, 1995, the Company retained Arthur Andersen LLP ("Arthur Andersen") as its independent public accountants. The change in independent public accountants was approved by the Board of Directors of the Company. Deloitte & Touche's report on the financial statements of the Company for the years ended January 31, 1994 and 1995, which financial statements have since been recalled by the Company, did not contain an adverse opinion or a disclaimer of opinion and was not qualified or modified as to uncertainty, audit scope, or accounting principles. Prior to retaining Arthur Andersen, the Company had not consulted with Arthur Andersen regarding the application of accounting principles or the type of opinion that might be rendered on the Company's financial statements. The Company has authorized Deloitte & Touche to respond fully to inquiries from Arthur Andersen.

         During the term of Deloitte & Touche's engagement, there were no disagreements on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which disagreement, if not resolved to the satisfaction of Deloitte & Touche, would have caused it to make reference to the subject matter of the disagreement in connection with its report. However, Deloitte & touche advised the Company that they believed that, during the term of its engagement by the Company, the internal controls necessary for the Company to develop reliable financial statements did not exist. Furthermore, prior to the cessation the client-auditor relationship, Deloitte & Touche informed the Company that certain information regarding revenue recognition had come to its attention that, if further investigated, might affect the Company's previously issued financial statements. At the time of the cessation of the client-auditor relationship, Deloitte & Touche had not yet investigated such information.

         The Company made Arthur Andersen aware of the issues noted above prior to their acceptance of the engagement as the Company's independent public accountants. The Company has subsequently recalled its financial statements for the years ended January 31, 1994 and 1995, that were previously reported on by Deloitte & Touche.

                                    PART III

ITEM 9.  DIRECTORS AND EXECUTIVE  OFFICERS OF THE  REGISTRANT;  COMPLIANCE  WITH
         SECTION 16(a) OF THE SECURITIES EXCHANGE ACT OF 1934

Directors and Executive Officers

         The following table sets forth certain information regarding the directors and executive officers of the Company:

         Name                   Age                     Position Held
         ----                   ---                     -------------

Michael M. Gordon               41            Chairman of the Board and President
Matthew J. Gordon               39            Vice President and Secretary
Steven A. Beck                  57            Vice President - Marketing and Chief Operating Officer
Vickie B. Jarvis                35            Vice President-- Finance, Chief Financial Officer,
                                                and Treasurer
Gregory S. Anderson             40            Director
Larry J. Wells                  54            Director
Steven A. Rothstein             46            Director
Robert D. Bressler              49            Director

         Michael M. Gordon founded the Company in 1985 and has served as President and a director of the Company since that time. Mr. Gordon has served as Chairman of the Board since July 1989. Mr. Gordon was a marketing representative with International Business Machines Corp. in Phoenix, Arizona from 1980 until he founded the Company in 1985. From 1979 until 1980, Mr. Gordon was Commercial Lending Manager at National City Bank in Cleveland, Ohio.

         Matthew J. Gordon has served as Vice President - Store System Sales since November 1986 and as Secretary of the Company since March 1993. From 1980 until October 1986, Mr. Gordon was an account executive with AT&T Corporation in Phoenix, Arizona. Matthew J. Gordon is the brother of Michael M. Gordon.

         Steven A. Beck has served as the Company's Vice President - Marketing since March 1997 and as Chief Operating Officer since July 1997. Mr. Beck worked as an independent consultant to the retial software industry from 1993 to March 1997. From 1986 to 1992, Mr. Beck served as a founder and Chief Executive Officer of Comshare Retail, which developed and marketed ARTHUR, a leading retail merchandise planning software product. Mr. Beck has worked in various capacities in the retail and retail software and consulting industries since 1964, including six years as a senior executive at The Limited, Inc.

         Vickie B. Jarvis has served as Vice President -- Finance and Chief Financial Officer of the Company since July 1995. From September 1991 until July 1995, Ms. Jarvis was Manager, Strategic Programs of the Company. Ms. Jarvis was an industry specialist at the Company from September 1989 until September 1991. From 1986 until 1989, Ms. Jarvis was Controller at Cal-Pac Construction, a subsidiary of David H. Murdock Companies in Los Angeles, California.

         Gregory S. Anderson has served as a director of the Company since June 1989. Since October 1993, Mr. Anderson has served as President of Anderson Wells Company, which manages Sundance Venture Partners, L.P., ("SVP"), a venture capital firm. Mr. Anderson also has served as a director, Vice President, Secretary, and Treasurer of Sundance Capital Corporation ("SCC") since May 1989. Mr. Anderson also served as Managing Director of El Dorado Investment Company ("El Dorado"), a venture capital firm, from 1993 to 1996, and served as Vice President of El Dorado from May 1986 to October 1993 and as General Manager of El Dorado from

February 1985 to October 1993. Mr. Anderson was employed by First Interstate Bank of Arizona, N.A., from July 1979 to January 1985. Mr. Anderson currently serves on the boards of directors of Megafoods Stores, Inc. and Regency Health Services, Inc., which are publicly held companies. Megafoods Stores, Inc. has filed for protection under the United States Bankruptcy Code. Mr. Anderson also currently serves on the boards of directors of Spectrascan Imaging Services, Inc., Border Alliance Trading Company, Nuclear Assurance Corporation, SA Oil and Gas Company, SunVen Entertainment Group, Quality Care Solutions, Inc., and Valley Commerce Bank, which are privately held.

         Larry J. Wells has served as a director of the Company since June 1989. Mr. Wells is the Chairman of Anderson Wells Company, which manages SVP. Mr. Wells also has served as a director and President of Sundance Capital
Corporation since May 1989. From 1983 to 1987, Mr. Wells served as Vice President of Citicorp Venture Capital and then became Senior Vice President of Inco Venture Capital. From May 1969 to June 1983, Mr. Wells was the founder and President of Creative Strategies International, a market research consulting firm specializing in emerging markets. Mr. Wells currently serves on the board of directors of Cellegy Pharmaceutical, Inc., Identix, Inc., and Telegen Corporation, which are publicly held companies as well as VoiceCom Systems, Inc., which is privately held.

         Steven A. Rothstein has served as a director of the Company since March 1996. Mr. Rothstein has been Chairman of the Board of National Securities Corporation, a securities broker-dealer and one of the underwriters of the Company's initial public offering, since 1995. See "Certain Transactions." Mr. Rothstein also serves as Chairman and President of Olympic Cascade Financial Corporation, which is the parent holding company of National Securities Corporation. From 1994 to 1995, Mr. Rothstein served as a Managing Director of H.J. Meyers & Co., a securities broker-dealer. From 1992 to 1994, Mr. Rothstein served as a Managing Director of Rodman and Renshaw, a securities broker-dealer. From 1989 to 1992, Mr. Rothstein served as a Managing Director of Oppenheimer & Co., a securities broker-dealer. From 1979 to 1989, Mr. Rothstein was a limited partner of Bear Stearns & Co., a securities broker-dealer. Mr. Rothstein currently is a director of SigmaTron International, Inc., New World Coffee, Inc., Vita Food Products, Inc., and American Craft Brewing International Limited, all of which are publicly held companies.

         Robert D. Bressler has served as a director of the Company since January 1997. Mr. Bressler has served as Chief Scientist - Networking for Sun Microsystems, Inc., a $7 billion company that provides hardware, software, and services for network computing and the Internet, since April 1994. From March 1990 to March 1994, Mr. Bressler held various senior technology positions, including Senior Vice President of Corporate Development and Chief Technology Officer, with Network Equipment Technologies, Inc. Mr. Bressler served as Vice President Corporate Development and Chief Technical Officer of 3Com Corporation ("3Com") from March 1988 to March 1990 and as Vice President and General Manager of Software Products of 3Com from 1986 to 1988. Mr. Bressler served as Senior Vice President - Development and Engineering for BBN Communications Corp., a subsidiary of Bolt Beranek and Newman Inc., from 1980 to 1986.

Key Employees

         The Company has identified J. Michael McPheeters, Stephen M. Derbis, and Mark J. Jarvis as key employees. Each of these individuals is a director of one of the Company's key divisions.

         J. Michael McPheeters cofounded the Company in 1985 and has served as Vice President -- Client Services since that time. Mr. McPheeters served as a director of the Company from 1985 until February 1994 and as Secretary from October 1985 until July 1989.

         Stephen M. Derbis has served as Director, Software Products of the Company since February 1995. From May 1989 until February 1995, Mr. Derbis was Manager, Server Software at FileNet Corporation in Costa Mesa, California. Mr. Derbis is the brother-in-law of Michael M. Gordon.

         Mark J. Jarvis has served as Director of Client Services of the Company since July 1993. From March 1990 until July 1993, Mr. Jarvis was Director, Marketing Support at Applied Retail Solutions, a Phoenix, Arizona company engaged in retail automation software development. From April 1987 until March 1990, Mr. Jarvis was Systems Engineering Manager of the Company. Mr. Jarvis is the husband of Vickie B. Jarvis.

Section 16 Beneficial Ownership Reporting Compliance

         Section 16(a) of the Exchange Act requires the Company's directors, officers, and persons who own more than 10 percent of a registered class of the Company's equity securities to file reports of ownership and changes in ownership with the SEC. Directors, officers, and greater than 10 percent shareholders are required by the SEC regulations to furnish the Company with copies of all Section 16(a) forms they file. Based solely upon the Company's review of the copies of such forms received by it during the fiscal year ended January 31, 1997 and written representations that no other reports were required, the Company believes that each person who at any time during such fiscal year was a director, officer, or beneficial owner of more than 10 percent of the Company's Common Stock complied with all Section 16(a) filing requirements during such fiscal year.

ITEM 10. EXECUTIVE COMPENSATION

Summary of Cash and Other Compensation

         The following table sets forth certain information concerning the compensation for the fiscal years ended January 31, 1995, 1996, and 1997 earned by the Company's Chief Executive Officer and by the Company's other executive officer whose cash salary and bonus exceeded $100,000 during fiscal 1997 (the "Named Officers"). No other officer of the Company received compensation of $100,000 or more during fiscal 1997.

                           SUMMARY COMPENSATION TABLE

                                                                               Long Term
                                                                              Compensation
                                                                              ------------
                                                                                 Awards
                                                                              ------------
                                                   Annual Compensation         Securities         All Other
                                                -------------------------      Underlying        Compensation
Name and Principal Position          Year       Salary($)(1)     Bonus($)     Options(#)(2)         ($)(3)
---------------------------          ----       ------------     --------     -------------      ------------
Michael M. Gordon                    1997           $199,869     $     --         62,500            $3,487
  Chairman of the Board and          1996            149,038      113,981             --                --
  President                          1995            132,495           --             --                --

Matthew J. Gordon                    1997           $131,733     $     --         15,000            $2,435
  Vice President and Secretary       1996            108,671       49,048             --                --
                                     1995             95,106           --             --                --

------------------

(1) Messrs. Gordon and Gordon also received certain perquisites, the value of which did not exceed 10% of their salary and bonus during fiscal 1997. The Company offers its employees, including officers, medical and life insurance benefits.
(2) The exercise price of all stock options granted were equal to the fair market value of the Company's Common Stock on the date of grant.
(3) Amounts shown for fiscal 1997 represent matching contributions made by the Company to the Company's 401(k) plan.

Option Grants

         The following table provides information on stock options granted to the Company's Named Officers during the fiscal year ended January 31, 1997.

                        OPTION GRANTS IN LAST FISCAL YEAR

                                                  Individual Grants
-------------------------------------------------------------------------------------------------------------
                                                 Number of       % of Total
                                                Securities         Options
                                                Underlying       Granted to      Exercise
                                                  Options       Employees in       Price
Name                                          Granted (#)(1)     Fiscal Year      ($/Sh)      Expiration Date
-----------------                             --------------     -----------      ------      ---------------

Michael M. Gordon........................         62,500             13.8%         $4.63           4/11/06
Matthew J. Gordon........................         15,000              3.3%         $4.63           4/11/06

------------------

(1) The options were granted at the fair value of the shares on the date of grant and have a ten-year term. Forty percent of the options vest and become exercisable on the second anniversary of the date of grant, and the remaining options vest and become exercisable at the rate of 20 percent on each of the third, fourth, and fifth anniversaries of the date of grant.

Fiscal Year-end Option Values

         The following table provides information on the value of the Company's Named Officers unexercised options at January 31, 1997.

                      OPTION VALUES AS OF JANUARY 31, 1997

                                             Number of Securities            Value of Unexercised
                                            Underlying Unexercised           In-the Money Options
                                         Options at Fiscal Year-End(#)     at Fiscal Year-End ($)(1)
                                         -----------------------------   -----------------------------
Name                                     Exercisable     Unexercisable   Exercisable     Unexercisable
-----------------                        -----------     -------------   -----------     -------------

Michael M. Gordon.....................          0           62,500         $     0          $507,813
Matthew J. Gordon.....................      9,200           21,333         $57,316          $161,330

------------------

(1) Calculated based upon the closing price as reported on the Nasdaq National Market on January 31, 1997 of $12.75 per share.

Recent Grants of Stock Options

         Subsequent to January 31, 1997, the Company granted options to acquire an aggregate of 428,100 shares of Common Stock. These options include options to acquire 30,000, 40,000, 75,000, and 30,000 shares of Common Stock at an exercise price of $12.25 per share issued to Michael M. Gordon, Matthew J. Gordon, Steven
A. Beck, and Vickie B. Jarvis, respectively, on March 13, 1997; options to acquire 75,000 shares of Common Stock at an exercise price of $4.13 per share issued to Steven A. Beck on July 17, 1997; and options to acquire 20,000 shares of Common Stock at an exercise price of $5.50 per share issued to Matthew J. Gordon on August 8, 1997.

Director Compensation and Other Information

         Employees of the Company do not receive compensation for serving as members of the Company's Board of Directors. During 1996, non-employee directors received an annual retainer of $5,000, which was increase to $10,000 per year effective January 1, 1997. Non-employee directors also receive $1,000 for each meeting attended in person, $500 for each meeting held or attended by telephone, and $500 for each committee meeting held on a date other than on a date of a meeting of the Board of Directors. All directors are reimbursed for their expenses in attending meetings of the Board of Directors. Directors who are employees of the Company are eligible to receive stock options under the Company's 1995 Stock Option Plan. Directors who are not employees receive automatic grants of stock options and restricted shares of Common Stock pursuant to the Company's 1995 Stock Option Plan. See Item 10, "Executive Compensation - Stock Option Plans."

401(k) Profit Sharing Plan

         In May 1992,  the Company  adopted a profit  sharing  plan  pursuant to
Section 401(k) (the "401(k) Plan") of the Internal Revenue Code of 1986, as amended (the "Internal Revenue Code"). Pursuant to the 401(k) Plan, all eligible employees may make elective contributions through payroll deductions. In addition, the 401(k) Plan provides that the Company may make matching and discretionary contributions in such amounts as may be determined by the Board of Directors. During the fiscal year ended January 31, 1997, the Company expensed matching discretionary contributions pursuant to the 401(k) Plan to all executive officers as a group in the amount of approximately $7,869.

Stock Option Plans

1995 Stock Option Plan

         The Company's 1995 Stock Option Plan (the "1995 Plan") was adopted by the Company's Board of Directors and approved by the shareholders of the Company in October 1995. The 1995 Plan was amended by the Board of Directors, with shareholder approval, in February 1996. In December 1996, the Board of Directors amended the 1995 Plan to conform to changes to Rule 16b-3 under the Exchange Act. Those amendments did not require shareholder approval. The Plan is intended to comply with Rule 16b-3 as promulgated under the Exchange Act with respect to persons subject to Section 16 of the Exchange Act. The Company believes that the 1995 Plan is important in attracting and retaining executives and other key employees and that it constitutes a significant part of the compensation program for key personnel, providing them with an opportunity to acquire a proprietary interest in the Company and giving them an additional incentive to use their best efforts for the long-term success of the Company. Options to acquire 537,150 shares of Common Stock were outstanding under the 1995 Plan as of October 28, 1997. The 1995 Plan will remain in force until October 23, 2005.

         The 1995 Plan provides for the granting of options to acquire Common Stock of the Company ("Options"), the direct granting of Common Stock ("Stock Awards"), the granting of stock appreciation rights ("SARs"), and the granting of other cash awards ("Cash Awards") (Stock Awards, SARs, and Cash Awards are collectively referred to herein as "Awards"). Options and Awards under the 1995 Plan may be issued to key personnel and others providing valuable services to the Company. The Options issued may be incentive stock options or nonqualified stock options.

         A maximum of 800,000 shares of Common Stock of the Company may be issued under the 1995 Plan. On September 30, 1997, the Company's Board of Directors approved an amendment to increase the number of shares issuable under the 1995 Plan to 1,200,000 shares, subject to shareholder approval of the amendment on or before September 30, 1998. If any Option or SAR terminates or expires without having been exercised in full, stock not issued under such Option or SAR will again be available for the purposes of the 1995 Plan. If any change is made in the stock subject to the 1995 Plan or subject to any Option or Award granted under the 1995 Plan (through merger, consolidation, reorganization, recapitalization, stock dividend, split-up, combination of shares, exchange of shares, change in corporate structure, or otherwise), the 1995 Plan provides that appropriate adjustments will be made as to the maximum number of shares subject to the 1995 Plan and the number of shares and exercise price pet share of stock subject to outstanding Options or Awards.

         Options and Awards may be granted only to persons ("Eligible Persons") who at the time of grant are either (i) key personnel, including officers and directors, of the Company or its subsidiaries, or (ii) consultants and independent contractors who provide valuable services to the Company or to its subsidiaries. Options that are incentive stock options may only be granted to key personnel of the Company or its subsidiaries who are also employees of the Company or its subsidiaries.

         The expiration date, maximum number of shares purchasable, and the other provisions of the Options will be established at the time of grant. Options may be granted for terms of up to ten years and become exercisable in whole or in one or more installments at such time as may be determined by a plan administrator upon grant of the Options. To exercise an Option, the optionholder will be required to deliver to the Company full payment of the exercise price for the shares as to which the option is being exercised. Generally, options can be exercised by delivery of cash, check, or shares of Common Stock of the Company.

         Awards granted in the form of SARs entitle the recipient to receive a payment equal to the appreciation in market value of a stated number of shares of Common Stock from the price stated in the award agreement to the market value of the Common Stock on the date first exercised or surrendered. Awards granted in the form of Stock Awards entitle the recipient to directly receive Common Stock. Cash Awards entitle the recipient to receive direct payments of cash depending on the market value or the appreciation of the Common Stock or other securities of the Company. The plan administrators may, consistent with the 1995 Plan, determine such other terms, conditions, restrictions, and limitations, if any, on any Awards.

         The 1995 Plan includes an automatic program that provides for the automatic grant of restricted stock and stock options to non-employee directors. Each of Gregory S. Anderson and Larry J. Wells, the non-employee directors serving on the Board of Directors on the date the 1995 Plan was approved by the Company's shareholders, received an automatic grant of 1,532 restricted shares of Common Stock and options to acquire 4,600 shares of Common Stock (an "Initial Grant") on that date, and each of Steven A. Rothstein and Robert D. Bressler automatically received an Initial Grant on the date they became members of the Board of Directors. Each subsequent newly elected non-employee member of the Board will automatically receive an Initial Grant on the date of his or her first appointment or election to the Board of Directors. In addition, options to acquire 4,600 additional shares of Common Stock will be automatically granted to each non-employee director on the date of each annual meeting of shareholders (the "Annual Grant"). A non-employee director may not sell or otherwise transfer the 1,532 shares of Common Stock granted in the Initial Grant for a period of one year after the date of the Initial Grant. If a non-employee director ceases serving as a member of the Board of Directors during the one-year period after the date of the Initial Grant or does not attend at least 75% of the scheduled meetings of the Board of Directors (including meetings of committees of which such person is a member) during that one-year period, the 1,532 shares of Common Stock granted in the Initial Grant will be forfeited and must be returned to the Company. Any person who has previously received an Initial Grant is ineligible to receive any subsequent Initial Grants. A non-employee member of the Board of Directors is not eligible to receive the Annual Grant if that option grant date is within 90 days of such non-employee member receiving the Initial Grant. Options granted pursuant to the automatic program of the 1995 Plan become exercisable on the first anniversary of the date of grant. The exercise price per share of Common Stock subject to Options granted pursuant to the automatic program of the 1995 Plan will be equal to 100% of the fair market value of the Company's Common Stock (as defined in the 1995 Plan) on the date such Options are granted.

1990 Stock Option Plan

         The 1990 Stock Option Plan (the "1990 Plan") was adopted by the Company's Board of Directors and approved by the shareholders of the Company in September 1990. The 1990 Plan provides for the granting of incentive stock options or nonqualified options to acquire Common Stock of the Company to certain selected key employees, including executive officers and members of the Board of Directors of the Company. No options may be granted under the 1990 Plan after September 11, 2000.

         A maximum of 306,665 shares of the Company's Common Stock may be issued under the 1990 Plan. If any option terminates or expires without having been exercised in full, stock not issued under such option will again be available for the purposes of the 1990 Plan. If any change is made in the stock subject to the 1990 Plan, or subject to any option granted under the 1990 Plan (through merger, consolidation, stock dividend, split-up, combination or exchange of shares, or recapitalization or change in capitalization), the 1990 Plan provides that the total number of shares available for options will be proportionately and appropriately adjusted, and the number of shares and exercise price per share of stock subject to outstanding options will be proportionately and appropriately adjusted without any change in the aggregate exercise price. As of October 28, 1997, there were outstanding options to acquire 334,375 shares of the Company's Common Stock under the 1990 Plan.

         To exercise an option, the optionholder will be required to deliver to the Company full payment of the exercise price for the shares as to which the option is being exercised. Generally, options can be exercised by delivery of cash, check, bank draft, or money order.

Employee Stock Purchase Plan

         The Company's employee stock purchase plan (the "Purchase Plan") was adopted by the Company's Board of Directors and approved by the shareholders of the Company in February 1996. A total of 200,000 shares of the Company's Common Stock have been reserved for issuance under the Purchase Plan. The Purchase Plan permits eligible employees to purchase shares of the Company's Common Stock during concurrent 24-month offering periods (an "Offering Period"). Each Offering Period will be divided into four consecutive six-month purchase periods (a "Purchase Period"). Employees may purchase shares of Common Stock pursuant to the Purchase Plan at a purchase price equal to 85% of the lower of (i) the fair market value of the Common Stock on the first day of the Offering Period, or
(ii) the fair market value of the Common Stock on the last day of the applicable Purchase Period.

Limitation of Directors' Liability; Indemnification of Directors, Officers, Employees, and Agents

         The Company's Amended and Restated Articles of Incorporation (the "Restated Articles") eliminate the personal liability of any director of the Company to the Company or its shareholders for money damages for any action taken or failure to take any action as a director of the Company, to the fullest extent allowed by the Arizona Business Corporation Act (the "Business Corporation Act"). Under the Business Corporation Act, directors of the Company will be liable to the Company or its shareholders only for (a) the amount of a financial benefit received by the director to which the director is not entitled; (b) an intentional infliction of harm on the Company or its shareholders; (c) certain unlawful distributions to shareholders; and (d) an intentional violation of criminal law. The effect of these provisions in the Restated Articles is to eliminate the rights of the Company and its shareholders (through shareholders' derivative suits on behalf of the Company) to recover money damages from a director for all actions or omissions as a director (including breaches resulting from negligent or grossly negligent behavior) except in the situations described in clauses (a) through (d) above. These provisions do not limit or eliminate the rights of the Company or any shareholder to seek non-monetary relief such as an injunction or rescission in the event of a breach of a director's duty of care.

         The Company's Restated Articles require the Company to indemnify and advance expenses to any person who incurs liability or expense by reason of such person acting as a director of the Company, to the fullest extent allowed by the Business Corporation Act. This indemnification is mandatory with respect to directors in all circumstances in which indemnification is permitted by the
Business Corporation Act, subject to the requirements of the Business Corporation Act. In addition, the Company may, in its sole discretion, indemnify and advance expenses, to the fullest extent allowed by the Business Corporation Act, to any person who incurs liability or expense by reason of such person acting as an officer, employee or agent of the Company, except where indemnification is mandatory pursuant to the Business Corporation Act, in which case the Company is required to indemnify to the fullest extent required by the Business Corporation Act. The Company currently has indemnification agreements with each of its directors and executive officers.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         The following table sets forth certain information regarding the shares of the Company's outstanding Common Stock beneficially owned as of October 1, 1997 by (i) each of the Company's directors and executive officers, (ii) all directors and executive officers as a group, and (iii) each other person who is known by the Company to own beneficially or exercise voting or dispositive control over more than 5% of the Company's Common Stock.

                                                 Number of Shares              Approximate
                                                   and Nature of              Percentage of
Name and Address of Beneficial Owner(1)       Beneficial Ownership(2)     Outstanding Shares(2)
---------------------------------------       -----------------------     ---------------------

Directors and Executive Officers:
Michael M. Gordon                                   535,615(3)                    18.4%
Matthew J. Gordon                                   112,286(4)                     3.9%
Steven A. Beck                                            0                         *
Vickie B. Jarvis                                     60,590(5)                     2.1%
Gregory S. Anderson                                 700,361(6)                    23.1%
Larry J. Wells                                      700,361(7)                    23.1%
Steven A. Rothstein                                  64,182(8)                     2.2%
Robert D. Bressler                                   11,532                         *
All directors and officers
  as a group (eight persons)                      1,494,836                       45.4%

Other 5% Shareholders:
Anderson Wells Company                              690,091(9)                    22.8%
Sundance Venture Partners, L.P.                     444,619(10)                   14.7%
J. Michael McPheeters                               280,065(11)                    9.9%
Kennedy Capital Management, Inc.(12)                248,000                        8.7%
Sundance Capital Corporation                        245,472(13)                    8.6%
Hathaway Partners Investment
  Limited Partnership(14)                           167,500                        5.9%

--------------------
* Less than 1% of outstanding shares of Common Stock

(1) Each person named in the table has sole voting and investment power with respect to all Common Stock beneficially owned by him or her, subject to applicable community property law, except as otherwise indicated. Except as otherwise indicated, each of such persons may be reached through the Company at 3410 E. University Drive, Suite 100, Phoenix, Arizona 85034.
(2) The percentages shown are calculated based upon 2,838,138 shares of Common Stock outstanding on October 1, 1997. The numbers and percentages shown include the shares of Common Stock actually owned as of October 1, 1997 and the shares of Common Stock that the identified person or group had the right to acquire within 60 days of such date. In calculating the percentage of ownership, all shares of Common Stock that the identified person or group had the right to acquire within 60 days of October 1, 1997 upon the exercise of options are deemed to be outstanding for the purpose of computing the percentage of the shares of Common Stock owned by such person or group, but are not deemed to be outstanding for the purpose of computing the percentage of the shares of Common Stock owned by any other person.
(3) Represents 456,957 shares of Common Stock and 78,658 shares issuable upon exercise of warrants held by Mr. Gordon.
(4) Represents 66,390 shares of Common Stock, 27,266 shares issuable upon exercise of vested employee stock options, and 18,630 shares issuable upon exercise of warrants held by Mr. Gordon.

(5) Represents 30,257 shares of Common Stock issuable upon exercise of vested employee stock options held by Ms. Jarvis and 30,353 shares of Common Stock issuable upon exercise of vested employee stock options held by Ms. Jarvis' husband.
(6) Represents 1,532 shares of Common Stock and 4,600 shares issuable upon exercise of director stock options held by Mr. Anderson; 254,423 shares held by Sundance Venture Partners, L.P.; 245,472 shares held by Sundance Capital Corporation; and 190,196 shares issuable upon exercise of warrants held by SVP. Mr. Anderson is President of Anderson Wells Company, which manages SVP. Mr. Anderson also is a General Partner of SVP and a director and officer of SCC. See footnotes 9, 10, and 13. Mr. Anderson disclaims beneficial ownership of all shares held by each of SVP and SCC except to the extent that his individual interest in such shares arises from his interest in each such entity.
(7) Represents 1,532 shares of Common Stock and 4,600 shares issuable upon exercise of director stock options held by Mr. Wells; 254,423 shares held by Sundance Venture Partners, L.P; 245,472 shares held by Sundance Capital Corporation; and 190,196 shares issuable upon exercise of warrants held by SVP. Mr. Wells is Chairman of Anderson Wells Company, which manages SVP. Mr. Wells also is a director of SVP and a director and officer of SCC. See footnotes 9, 10, and 13. Mr. Wells disclaims beneficial ownership of all shares held by each of SVP and SCC, except to the extent that his individual interest in such shares arises from his interest in each such entity.
(8) Represents 1,532 shares of Common Stock, 58,050 shares issuable upon exercise of warrants, and 4,600 shares issuable upon exercise of director stock options held by Mr. Rothstein.
(9) Represents 254,423 shares held by Sundance Venture Partners, L.P.; 245,472 shares held by Sundance Capital Corporation; and 190,196 shares issuable upon exercise of warrants held by SVP. See footnotes 10 and 13. Anderson Wells Company is a General Partner of SVP and is the sole owner of SCC. The address of Anderson Wells Company is 400 E. Van Buren Street, Suite 750, Phoenix, Arizona 85004.
(10) Represents 254,423 shares of Common Stock held by SVP and 190,196 shares issuable upon exercise of warrants held by SVP. The address of SVP is 10600
     N. DeAnza Boulevard, Suite 215, Cupertino, California 95014.
(11) Represents   278,465  shares  held  by  Mr.  McPheeters  and  1,600  shares beneficially owned by Mr. McPheeters as custodian for certain of his children. Mr. McPheeters is Vice President - Client Services of the Company.
(12) The address of Kennedy Capital Management, Inc. is 10829 Olive Boulevard, St. Louis, Missouri 63141.
(13) The address of SCC is c/o Anderson Wells Company, 400 E. Van Buren Street, Suite 750, Phoenix, Arizona 85004.
(14) The address of Hathaway Partners Investment Limited Partnership is 119 Rowayton Avenue, Rowayton, Connecticut 06853.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         On October 13, 1995, the Company issued notes in the amounts of $190,000, $45,000, $10,000, $10,000, $400,000, and $5,000 to each of Michael M.
Gordon, Matthew J. Gordon, Gregory S. Anderson, Larry J. Wells, Sundance Venture Partners, L.P, and Brian N. Burns (an officer of Anderson Wells Company), respectively, in connection with a bridge financing. In March 1996, the Company used a portion of the proceeds of its initial public offering to repay the notes.

         In March 1996, the Company completed its initial public offering by selling an aggregate of 1,437,500 shares of Common Stock at an initial public offering price of $6.75 per share. National Securities Corporation ("NSC"), of which Steven A. Rothstein is Chairman of the Board, served as one of the representatives of the underwriters of the offering. Pursuant to the terms of the underwriting agreement between the Company and NSC, NSC appointed Mr. Rothstein as its designee to be a director of the Company upon completion of the offering.

         In August 1996, the Company, Michael M. Gordon, Matthew J. Gordon, Vickie B. Jarvis, and certain other employees of the Company formed Cyclone Software Corporation ("Cyclone") in order to develop software applications related to electronic commerce on the Internet. The Company, Michael M. Gordon, Matthew J. Gordon, and Vickie B. Jarvis own 19.0%, 36.0%, 6.0%, and 6.0% of the outstanding stock of Cyclone, respectively. During fiscal 1997, the Company's executive officers and certain other employees who are shareholders of Cyclone provided services to Cyclone valued at approximately $182,000.

         In January 1997, the Company entered into an equipment lease agreement with Anderson & Wells Investment Companies, an affiliate of Gregory S. Anderson and Larry J. Wells, who are directors of the Company. The lease provides for payments totalling approximately $675,000 to Anderson & Wells Investment Companies during the period from January 1997 through November 1999.

                                     PART IV

ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K

(a)   Exhibits

Exhibit
Number                               Exhibit
------                               -------

   1     Form of Underwriting Agreement(1)
 3.1     Second  Amended  and  Restated   Articles  of   Incorporation   of  the
           Registrant(1)
 3.2     Second Amended and Restated Bylaws of the Registrant(1)
 4.1 Form of Certificate representing shares of Common Stock, par value $.01 per share(1)
 4.2     Form of Representatives' Warrant Agreement(1)
 4.3 Form of Warrant to Purchase Securities of the Registrant dated October 13, 1995(1)
 4.4     Form of Common Stock Purchase Warrant dated September 13, 1993(1)
10.1     1990 Stock Option Plan, as amended(1)
10.2     Second Amended and Restated 1995 Stock Option Plan, as amended  through
           December 6, 1996
10.3     Loan  Agreement  dated  August 22,  1995,  between the  Registrant  and
           Concord Growth Corporation, with Amendment(1)
10.4     Security  Agreement  dated August 22, 1995,  between the Registrant and
           Concord Growth Corporation(1)
10.5     General Continuing Guaranty to Concord Growth Corporation by Michael M.
           Gordon(1)
10.6     Form of Unit Subscription Agreement dated October 13, 1995(1)
10.7     Form of Promissory Note dated October 13, 1995(1)
10.8     Form of Security Agreement dated October 13, 1995(1)
10.9     IBM Business Partner Agreement between the Registrant and International
           Business Machines Corporation(1)
10.10    Amendment to IBM Business Partner  Agreement between the Registrant and
           International Business Machines Corp.(1)
10.11    Form of Master Customer Agreement(1)
10.12    Amendment,  Termination  and Waiver  Agreement dated as of September 1,
           1995 among the Registrant, Sundance Venture Partners, L.P., Sundance Capital Corporation, El Dorado Investment Company, Michael M. Gordon,
           J. Michael McPheeters, and Matthew J. Gordon (1)
10.12.1  Amendment No. 1 to Amendment, Termination, and Waiver Agreement(1)
10.13    Employee Stock Purchase Plan, as amended through December 6, 1996
10.14    Form of Indemnity Agreement(1)
11       Computation Re: Earnings Per Share
16       Letter Re: Change in Accountant(1)
21       List of Subsidiaries(1)
23.1     Consent of Arthur Andersen LLP
27       Financial Data Schedule
-------------------
(1)      Incorporated by reference to the Registrant's Registration Statement on
         Form  SB-2  and  amendments  thereto  (No.   33-98512-LA)  as  declared
         effective by the Securities and Exchange Commission on March 15, 1996.

(b)      Reports on Form 8-K.

         None

                                   SIGNATURES


         In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                     GATEWAY DATA SCIENCES CORPORATION



Date:  October 29, 1997              /s/ Michael M. Gordon
                                     ---------------------
                                     Michael M. Gordon, Chairman of the Board,
                                     President, and Chief Executive Officer

          In accordance with the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

Signature                                              Capacity                                        Date
---------                                              --------                                        ----


/s/ Michael M. Gordon                   Chairman of the Board, President, and Chief             October 29, 1997
-----------------------------------     Executive Officer (Principal Executive Officer)
Michael M. Gordon


/s/ Vickie B. Jarvis                    Vice President - Finance, Chief Financial               October 29, 1997
-----------------------------------     Officer, and Treasurer (Principal Financial
Vickie B. Jarvis                        and Accounting Officer)



/s/ Gregory S. Anderson                 Director                                                October 29, 1997
-----------------------------------
Gregory S. Anderson


/s/ Larry J. Wells                      Director                                                October 29, 1997
-----------------------------------
Larry J. Wells


/s/ Steven A. Rothstein                 Director                                                October 29, 1997
-----------------------------------
Steven A. Rothstein


/s/ Robert D. Bressler                  Director                                                October 29, 1997
-----------------------------------
Robert D. Bressler

                GATEWAY DATA SCIENCES CORPORATION AND SUBSIDIARY
                   Index to Consolidated Financial Statements

                                                                            Page
                                                                            ----

Report of Independent Public Accountants................................     F-2

Consolidated Balance Sheet as of January 31, 1997.......................     F-3

Consolidated Statements of Operations for the Years
     Ended January 31, 1996 and 1997....................................     F-4

Consolidated Statements of Shareholders' Equity for the Years
     Ended January 31, 1996 and 1997....................................     F-5

Consolidated Statements of Cash Flows for the Years
     Ended January 31, 1996 and 1997....................................     F-6

Notes to Consolidated Financial Statements..............................     F-7

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To Gateway Data Sciences Corporation:

We have audited the accompanying consolidated balance sheet of Gateway Data Sciences Corporation (the "Company") and subsidiary as of January 31, 1997, and the related consolidated statements of operations, shareholders' equity and cash flows for each of the two years in the period ended January 31, 1997. These financial statements are the responsibility of the Company's management. Our responsibility is to report on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our report.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1, the Company had negative cash flow from operations of $2,612,680 for the year ended January 31, 1997, is in default of the terms of its line of credit agreement, does not have any readily available financing, is engaged in material litigation with a significant customer, recorded a net loss of approximately $700,000 (unaudited) for the six months ended July 31, 1997, and has not yet generated sufficient revenue from its software products to fund its ongoing operations. Additionally, its IBM reseller agreement expired in July 1997. These factors raise substantial doubt about the Company's ability to continue as a going concern. Management's plans with regards to these matters are described in Note 1. The consolidated financial statements do not include any adjustments relating to the recoverability and classification of asset carrying amounts or the amount and classification of liabilities that might result should the Company be unable to continue as a going concern.

Because of the possible material effect of the matters discussed in the preceding paragraph, we are unable to express, and do not express, an opinion on the financial statements referred to above.

                                        Arthur Andersen LLP

Phoenix, Arizona
October 27, 1997.

                GATEWAY DATA SCIENCES CORPORATION AND SUBSIDIARY

                           CONSOLIDATED BALANCE SHEET

                                JANUARY 31, 1997

ASSETS
CURRENT ASSETS:
   Cash and cash equivalents                                            $     936,232
   Trade receivables  --  less allowance of $112,300 (Note 5)               4,813,456
   Inventories (Notes 1 and 5)                                              2,420,393
   Prepaid expenses and other assets                                          432,140
                                                                        -------------

                  Total current assets                                      8,602,221

PROPERTY AND EQUIPMENT  --  Net (Notes 3 and 5)                             1,794,894
NET INVESTMENT IN LEASE RESIDUALS (Note 4)                                  1,663,870
ACCOUNTS RECEIVABLE - LONG TERM (Note 8)                                    2,870,630
OTHER ASSETS (Notes 10 and 12)                                                666,883
                                                                        -------------

                                                                        $  15,598,498
                                                                        =============
LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES:
   Accounts payable                                                     $   1,452,776
   Accrued liabilities (Note 1)                                             2,889,574
   Accrued payroll and benefits                                               346,319
   Current portion of notes payable (Note 6)                                  161,438
   Current portion of capital lease obligations (Note 7)                       74,375
   Deferred revenue                                                         1,058,759
                                                                        -------------

                  Total current liabilities                                 5,983,241

DEFERRED REVENUE, recognized after one year                                 1,785,266
NOTES PAYABLE, less current portion (Note 6)                                  280,600
CAPITAL LEASE OBLIGATIONS, less current portion (Note 7)                       56,445
                                                                        -------------

                  Total liabilities                                         8,105,552
                                                                        -------------

COMMITMENTS AND CONTINGENCIES (Notes 2, 5, 6, 7, 8 and 11)

SHAREHOLDERS' EQUITY (Note 8):
   Preferred stock, $.01 par value, 5,000,000 shares authorized,
     no shares issued and outstanding                                            --
   Common stock, $.01 par value, 20,000,000 shares authorized,
     2,813,312 shares issued and outstanding                                   28,133
   Additional paid-in capital                                               9,203,940
   Accumulated deficit                                                     (1,739,127)
                                                                        -------------

                  Total shareholders' equity                                7,492,946
                                                                        -------------

                                                                        $  15,598,498
                                                                        =============

                 See notes to consolidated financial statements.

                GATEWAY DATA SCIENCES CORPORATION AND SUBSIDIARY

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                  FOR THE YEARS ENDED JANUARY 31, 1996 AND 1997





                                                     1996               1997
                                                     ----               ----
REVENUE (Note 1):
   Product                                      $ 19,543,549       $ 20,324,310
   Software license                                2,947,205          4,081,808
   Professional services                           1,448,820          2,750,030
                                                ------------       ------------

                  Total revenue                   23,939,574         27,156,148
                                                ------------       ------------
OPERATING EXPENSES:
   Products sold                                  14,240,309         14,487,317
   Software development                            2,876,895          3,693,255
   Professional services                           1,794,591          2,523,424
   Sales and marketing                             1,626,538          1,926,925
   General and administrative                      1,546,021          1,946,415
                                                ------------       ------------
                  Total expenses                  22,084,354         24,577,336
                                                ------------       ------------

INCOME FROM OPERATIONS                             1,855,220          2,578,812
                                                ------------       ------------
OTHER (INCOME) EXPENSE:
   Interest expense                                  777,422            265,936
   Other, net                                         (5,683)           (97,787)
                                                ------------       ------------
                  Total other expense, net           771,739            168,149
                                                ------------       ------------

INCOME BEFORE INCOME TAXES                         1,083,481          2,410,663

PROVISION FOR INCOME TAXES (Note 9)                     --               97,500
                                                ------------       ------------

NET INCOME                                      $  1,083,481       $  2,313,163
                                                ============       ============
NET INCOME PER COMMON AND COMMON
   EQUIVALENT SHARE (Note 2)                    $        .71       $        .81
                                                ============       ============
COMMON AND COMMON EQUIVALENT SHARES
   OUTSTANDING (Note 2)                            1,601,180          2,842,760
                                                ============       ============

                 See notes to consolidated financial statements.

                GATEWAY DATA SCIENCES CORPORATION AND SUBSIDIARY
                 CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                  FOR THE YEARS ENDED JANUARY 31, 1996 AND 1997

                                           Common Stock          Additional
                                    -------------------------     Paid-in       Deferred     Accumulated
                                       Amount         Shares      Capital     Compensation     Deficit         Total
                                       ------         ------      -------     ------------     -------         -----

BALANCE, JANUARY 31, 1995           $    10,459     1,045,920   $ 1,352,565   $      --      $(5,135,771)   $(3,772,747)
  Conversion of debentures
    payable, notes payable and
    related accrued interest into
    common stock .................        4,942       494,218     1,219,713          --             --        1,224,655
  Issuance of common stock to
    non-employee directors .......           30         3,061        15,570       (15,600)          --             --
  Amortization of deferred
    compensation .................         --            --            --           3,900           --            3,900
  Net income .....................         --            --            --            --        1,083,481      1,083,481
                                    -----------   -----------   -----------   -----------    -----------    -----------

BALANCE, JANUARY 31, 1996                15,431     1,543,199     2,587,848       (11,700)    (4,052,290)    (1,460,711)
  Net proceeds, initial public
    offering .....................       12,500     1,250,000     6,519,309          --             --        6,531,809
  Issuance of common stock to
    non-employee directors .......           15         1,532          --            --             --               15
  Amortization of deferred
    compensation .................         --            --            --          11,700           --           11,700
  Issuance of common stock
    under Incentive Stock Option
    Plan .........................           86         8,536        42,390          --             --           42,476
  Issuance of common stock
    under Employee Stock
    Purchase Plan ................          101        10,045        54,393          --             --           54,494
  Net income .....................         --            --            --            --        2,313,163      2,313,163
                                    -----------   -----------   -----------   -----------    -----------    -----------

BALANCE, JANUARY 31, 1997 ........  $    28,133     2,813,312   $ 9,203,940   $      --      $(1,739,127)   $ 7,492,946
                                    ===========   ===========   ===========   ===========    ===========    ===========

                 See notes to consolidated financial statements

                GATEWAY DATA SCIENCES CORPORATION AND SUBSIDIARY

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                  FOR THE YEARS ENDED JANUARY 31, 1996 AND 1997

                                                                                1996           1997
                                                                                ----           ----
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income ...........................................................   $ 1,083,481    $ 2,313,163
   Adjustments to reconcile net income to net cash provided
     by (used in) operating activities:
       Depreciation and amortization ....................................       344,775        585,976
       Provision for doubtful accounts ..................................        53,100         22,200
       Net loss on property dispositions and other ......................          --            3,184
       Recognition of non-employee director compensation ................         3,900         11,700
   Effect of changes in assets and liabilities:
       Trade receivables ................................................    (1,435,824)    (4,792,132)
       Inventories ......................................................     2,302,435     (2,032,352)
       Prepaid expenses and other assets ................................      (928,846)       (54,521)
       Accounts payable .................................................      (410,566)       172,828
       Accrued liabilities ..............................................        74,302        767,704
       Accrued payroll and benefits .....................................      (226,109)        83,600
       Deferred revenue .................................................       122,377        265,980
                                                                            -----------    -----------

                  Net cash provided by  (used in) operating activities ..       983,025     (2,652,670)
                                                                            -----------    -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Purchase of property and equipment ...................................      (801,135)    (1,877,450)
   Proceeds from sale of property and equipment .........................          --          699,510
   Net investment in lease residuals ....................................    (1,034,236)      (105,323)
                                                                            -----------    -----------

                  Net cash used in investing activities .................    (1,835,371)    (1,283,263)
                                                                            -----------    -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Proceeds from additional borrowings on notes payable .................       810,000           --
   Principal payments on notes payable ..................................      (113,000)      (946,436)
   Principal payments on capital lease obligations ......................      (204,534)       (55,867)
   Payments on line of credit ...........................................       311,555       (311,555)
   Net proceeds from borrowings from (payments to) officers and employees      (170,189)      (536,172)
   Proceeds from issuance of common stock ...............................          --        6,628,793
                                                                            -----------    -----------

                  Net cash provided by financing activities .............       633,832      4,778,763
                                                                            -----------    -----------

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS ....................      (218,514)       842,830

CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR ............................       311,916         93,402
                                                                            -----------    -----------

CASH AND CASH EQUIVALENTS, END OF YEAR ..................................   $    93,402    $   936,232
                                                                            ===========    ===========

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
   Cash paid during the period for interest .............................   $   712,913    $   293,112
                                                                            ===========    ===========

   Cash paid during the period for income taxes .........................   $      --      $       800
                                                                            ===========    ===========

SUPPLEMENTAL DISCLOSURES OF NON-CASH INVESTING AND
   FINANCING ACTIVITIES:
   Capital lease obligations incurrred ..................................   $      --      $    66,344
                                                                            ===========    ===========

   Conversion of notes payable and debentures payable to common stock ...   $ 1,224,655    $      --
                                                                            ===========    ===========

   Fair market value of stock issued to non-employee directors ..........   $    15,600    $      --
                                                                            ===========    ===========

                 See notes to consolidated financial statements

                GATEWAY DATA SCIENCES CORPORATION AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.   SUMMARY OF OPERATIONS

     Operations -- Gateway Data Sciences Corporation (the "Company") and its wholly owned subsidiary, Gateway Credit Corporation ("GCC"), design, develop, market, and implement software products and provide related customer support services for retail and warehouse management systems. The Company also provides professional services including product installation, training, maintenance, and customization in conjunction with sales of its software products.

     The Company historically has generated the majority of its revenue from the resale of hardware and software products produced by third parties, primarily International Business Machines Corp. ("IBM") AS/400 and related peripheral equipment. The Company also has historically generated a portion of it's revenue from the sale of its proprietary software products, primarily the Kinetics(TM) warehouse management system, which was developed exclusively for use on the AS/400 platform, and from providing professional services related to these products. Sales of IBM products, including hardware, software, and maintenance, accounted for approximately 66% and 56% of the Company's total revenue for the years ended January 31, 1996 and 1997, respectively. The Company's reseller agreement with IBM expired in July 1997. During the year ended January 31, 1996, the Company changed its business strategy to focus on the development and marketing of its proprietary software products. In conjunction with this change in strategy, the Company has since dedicated many of its resources to the development and marketing of new software products. The Company anticipates that this will result in a change in its revenue mix. The Company believes that, although the change in revenue mix may initially result in lower total revenue, it should also result in improved gross profit margins as software revenue increases as a percentage of total revenue. There can be no assurance, however, that the Company will be able to successfully complete this transition in its business focus.

         The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. However, the Company had negative cash flow from operations of $2,612,680 for the year ended January 31, 1997, is in default of certain terms of its line of credit agreement, does not have any readily available financing , is engaged in material litigation with a significant customer, recorded a net loss of approximately $700,000 (unaudited) for the six months ended July 31, 1997, and has not yet generated sufficient revenue from its software products to fund its ongoing operations. Additionally, its IBM reseller agreement expired in July 1997. These factors raise substantial doubt about the Company's ability to continue as a going concern. The Company's plans with regards to these matters are described below. The consolidated financial statements have been prepared on a going concern basis and do not include any adjustments relating to the recoverability and classification of asset carrying amounts or the amount and classification of liabilities that might result should the Company be unable to continue as a going concern.

     The Company has marketed the Kinetics(TM) warehouse management software product for several years and will continue its current sales efforts dedicated to this product and related services. Kinetics currently operates only on the IBM AS/400 family of midrange computers. To date, the Company has derived substantially all of its software revenue from Kinetics and other IBM-based software products. Future revenue from sales of Kinetics and related services will depend upon continued widespread use of IBM midrange computers and upon the continued support of such computers by IBM. In addition, the Company will be required to adapt Kinetics to any changes made by IBM to the AS/400's operating system software. A significant shift away from

            GATEWAY DATA SCIENCES CORPORATION AND SUBSIDIARY NOTES TO
                CONSOLIDATED FINANCIAL STATEMENTS -- (Continued)

IBM midrange computer systems by the Company's customers or the failure by IBM to continue its support of these systems could have a material adverse effect on the Company.

     During the year ended January 31, 1997, the Company introduced Transact(TM), a point-of-sale software product developed in Java(TM) that can be utilized on a wide variety of point-of-sale hardware platforms. Subsequent to January 31, 1997, the Company introduced MarketBuilder(TM), a relationship marketing system for retailers, and Crossfire(TM), an Internet-based store communication system, both of which are also developed in Java. The Company intends to increase the resources dedicated to software development and marketing in support of its newly introduced retail point-of-sale software products. In conjunction with its increased focus on software development and marketing and its reduced emphasis on reselling the products of others, the Company has streamlined its workforce such that approximately 40 positions that were not directly related to software development and marketing were eliminated in August 1997. Although the Company has not yet generated significant sales of its new Java-based products, it expects that the functionality of its new products, the flexibility of Java-based software, and the personnel changes that have been made to focus on software development and marketing efforts will result in sufficient future revenue to fund its ongoing operations.

      There can be no assurance that the Company's recently introduced software products will achieve market acceptance or that the Company will be able to develop new products and services in a timely and cost-effective manner. The failure of the Company to successfully develop and market its own software products and to overcome the loss of revenue from the sale of hardware and software products developed by others could have a material adverse effect on the Company.

     The Company has hired a new Vice President - Marketing and Chief Operating Officer who has considerable experience in the sale of software products to retail enterprises and in the management of software development companies. The Company believes that this individual's expertise in the development of retail software applications, his contacts in the retail industry, and his expertise in the management of software development companies will enhance the Company's ability to successfully transition from a hardware reseller to a licenser of its proprietary software products.

     The Company operates in an industry that is characterized by fast-changing technology. As a result, the Company will be required to expend substantial funds for continuing product development, including expenses associated with research and development activities and additional engineering and other technical personnel. There can be no assurance that such funds will be available to the Company given its current financial condition and results of operations. Any failure by the Company to anticipate or respond adequately to technological developments, customer requirements, or new design and production techniques, or any significant delays in product development or introduction, could have a material adverse effect on the operating results of the Company.

     Other factors that could adversely impact the Company's total revenue and product mix include the Company's ability to maintain the software design and development capabilities necessary to design and produce innovative and desirable products on a timely and cost-effective basis; the Company's ability to penetrate new markets and attract new customers; the budgeting and purchasing practices or constraints of its customers; the length of the Company's sales cycles; the complicated nature of the Company's product installations; and unanticipated postponement or cancellation of significant orders.

     The Company has entered into an agreement with Information Systems of North Carolina, Inc. ("ISI") with respect to future sale of specified IBM AS/400 and related products and services to certain of the Company's customers. Under this agreement, the Company has ceased selling, and ISI has begun selling, the specified AS/400-related products and services to the designated

            GATEWAY DATA SCIENCES CORPORATION AND SUBSIDIARY NOTES TO
                CONSOLIDATED FINANCIAL STATEMENTS -- (Continued)

customers (as defined). The agreement provides that ISI will pay to the Company 50% of its operating profits (as defined) from sales of the specified products to the designated customers during the four-year term of the agreement. The Company has the right to terminate the agreement and resume direct sales of the specified AS/400-related products and services to the designated customers in the event that ISI's payments to the Company are less than $50,000 in each of two consecutive quarterly periods. In addition, ISI has the right to terminate the agreement upon written notice to the Company, provided that ISI ceases selling the specified AS/400-related products and services to the designated customers for a period of two years after such termination. As of the date of this Report, this arrangement has not provided the Company with any revenue, and there can be no assurance that the Company will derive significant revenue from this arrangement in the future.

     The Company's independent public accountants have reported to the Company that, in the course of their audit of the Company's financial statements for the fiscal year ended January 31, 1997 and their review of the unaudited financial statements for the six months ended July 31, 1997, they discovered various conditions that they believe constitute material weaknesses in the Company's internal controls. These conditions consist of (i) weaknesses in forecasting internal cash requirements; (ii) weaknesses in policies and procedures to ensure the accurate timing, classification, and recording of significant transactions; and (iii) weaknesses in maintaining formal documentation regarding acquisitions and dispositions of assets. The Company has been taking various steps intended to strengthen its financial controls, including engaging more experienced personnel in both operational and financial positions.

2.   SIGNIFICANT ACCOUNTING POLICIES

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

     c. Inventories -- Inventories are stated at the lower of cost (specific identification) or market. Inventories at January 31, 1997, consist of the following:

     New equipment........................................          $ 1,247,789
     Used equipment.......................................            1,172,604
                                                                    -----------

              Total inventories                                     $ 2,420,393
                                                                    ===========

     The Company purchases substantially all new hardware, certain software applications, and certain maintenance from IBM. During the years ended January 31, 1996 and 1997, approximately $15,635,000, and $15,259,300, or 66% and 56%, respectively, of total revenue resulted from sales of such hardware, software, and maintenance purchased from IBM .

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

            GATEWAY DATA SCIENCES CORPORATION AND SUBSIDIARY NOTES TO
                CONSOLIDATED FINANCIAL STATEMENTS -- (Continued)

     e. Income Taxes -- Effective February 1, 1993, the Company adopted the provisions of Statement of Financial Accounting Standards ("SFAS") No. 109,
Accounting for Income Taxes, which, among other things, provides for the establishment of deferred income taxes for temporary differences between the financial and income tax basis of reporting.

     f. Accrued Liabilities -- Included in accrued liabilities is a payable of approximately $2,580,300 representing amounts due for the termination of certain customer-related third-party leases.

     g. Revenue Recognition -- Product revenue in the accompanying financial statements includes hardware, third-party software, and third-party maintenance sold to the Company's customers. Product and third-party software revenue is recognized upon the shipment of merchandise from the vendor (principally IBM) to the end user, or when shipped from the Company, whichever is appropriate. Third-party maintenance revenue is deferred and recognized straight-line over the term of the maintenance contract. Software license revenue in the accompanying financial statements includes revenue from the licensing of the Company's proprietary software offerings as well as revenue from the customization and modification of the Company's software for its customers. Software license revenue is recognized in accordance with Statement of Position 91-1, Software Revenue Recognition. Accordingly, revenue from software licensing is recognized when (i) shipment of the software has occurred, (ii) a signed non-cancelable license agreement has been received from the customer and, (iii) any remaining obligations under the license agreement have been completed. Revenue related to insignificant obligations is deferred and recognized as the obligations are fulfilled. Revenue from software licensing agreements which involve significant customization, modification, or production of the licensed software is deferred and recognized using the percentage of completion method of accounting. Revenue from software license fees related to the Company's obligation to provide certain post-contract customer support without charge is unbundled from the software license fee at its fair value and is deferred and recognized straight-line over the contract support period. Revenue from annual or other renewals of maintenance contracts is deferred and recognized straight-line over the term of the contracts. Revenue from professional services is generally billed on a time and materials basis and recognized as the related services are provided.

     h. Product Development -- SFAS No. 86, Accounting for the Costs of Computer Software to be Sold, Leased or Otherwise Marketed, requires the capitalization of certain software development costs subsequent to the establishment of technological feasibility. Based on the Company's product development process, technological feasibility is established upon the completion of a working model. Costs incurred by the Company between the completion of the working model and the point at which the product is ready for general release have been insignificant. Accordingly, the Company has expensed all such costs of software development expenses in the accompanying consolidated statements of operations.

     i. Net Income Per Common and Common Equivalent Share -- Net income per common and common equivalent share is computed using the weighted average number of common and common equivalent shares outstanding during each period. Common stock equivalents consist of stock options and warrants. SFAS NO. 128, Earnings Per Share, was issued by the Financial Accounting Standard Board in March 1997. SFAS No. 128 is effective for fiscal years ending after December 15, 1997, and when adopted, will require restatement of earnings per share for prior periods. The pro forma disclosures of earnings per share under SFAS. No. 128 for the years ending January 31, 1996

            GATEWAY DATA SCIENCES CORPORATION AND SUBSIDIARY NOTES TO
                CONSOLIDATED FINANCIAL STATEMENTS -- (Continued)

and 1997 are:

                                                       Year Ended January 31,
                                                       ----------------------
                                                        1996            1997
                                                        ----            ----
Net Income per Common and Common Equivalent Share
                 As reported                             .71             .81
                 Pro forma                               .73             .87
Common and Common Equivalent Shares Outstanding
                 As reported                          1,601,180       2,842,760
                 Pro forma                            1,543,199       2,651,964

     j. Concentrations of Credit Risk -- Financial instruments which potentially expose the Company to concentrations of credit risk, as defined by SFAS No. 105, Disclosure of Information About Financial Instruments with Off-Balance-Sheet Risk and Financial Instruments with Concentrations of Credit Risk, consist primarily of trade accounts receivable. The Company does not require collateral upon delivery of its products or services. The Company has a receivable of
$2,870,630 from one customer, of which approximately $1.5 million is approximately 364 days past due as a result of certain disputed amounts. The Company intends to pursue collection of this receivable since it believes all services were provided in accordance with its written contract with this customer. Accordingly, no reserve has been established against the receivable. On May 30, 1997, this customer filed a lawsuit against the Company, claiming unspecified damages resulting from breach of contract and fraud related to the Company's performance under its contract. The Company has filed a counterclaim for the amounts that it claims the customer owes under the contract and has filed an answer denying the customer's claims in the lawsuit. (See Note 8). In the event that the Company is unable to obtain a successful decision on its counterclaim or a decision adverse to the Company is rendered with respect to the claims by the customer, the resolution of this matter could have a material adverse effect on the Company.

     k. Fair Value of Financial Instruments -- The Company estimates the fair value of its monetary assets and liabilities based upon existing interest rates related to such assets and liabilities compared to current rates of interest for instruments with a similar nature and degree of risk. The Company estimates that the carrying value of all of its monetary assets and liabilities approximates fair value as of January 31, 1997.

     l. Risks and Uncertainties -- The Company intends to develop and market new software products and services to address customer needs and changes in computing technology and methodology. There can be no assurance, however, that the Company will be able to successfully complete the transition of its business focus, that the Company's internally developed products will achieve increased market acceptance, that the Company will be able to develop new products and services in a timely and cost-effective manner, or that such products that are developed will be accepted in the marketplace.

      m. Recently Issued Accounting Standards -- SFAS No. 121, Accounting for the Impairment of Long- Lived Assets and for Long-Lived Assets to Be Disposed
Of, which was also adopted by the Company in fiscal 1997, did not have a material effect on the Company's financial position or its results of operations upon adoption. SFAS No. 123, Accounting for Stock-Based Compensation, was also adopted by the Company in fiscal 1997. Pursuant to the provisions of SFAS No. 123, the Company will continue to account for transactions with its employees pursuant to Accounting Principles Board Opinion No. 25, Accounting for Stock Issued To Employees (Note 8). SFAS NO. 128, Earnings Per Share, was issued by the Financial Accounting Standard Board in March 1997. SFAS No. 128 is effective for fiscal years ending after December 15, 1997, and when adopted, will require restatement of earnings per share for prior periods.

            GATEWAY DATA SCIENCES CORPORATION AND SUBSIDIARY NOTES TO
                CONSOLIDATED FINANCIAL STATEMENTS -- (Continued)

     n. Use of Estimates -- The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates.

3.   PROPERTY AND EQUIPMENT

     Property and equipment at January 31, 1997, consist of the following:

     Computer and office equipment............................    $  1,945,864
     Furniture and fixtures...................................         785,673
     Leasehold improvements...................................          74,475
     Other....................................................         354,051
                                                                  ------------

                                                                     3,160,063
     Less accumulated depreciation and amortization...........      (1,365,169)
                                                                  ------------

     Property and equipment, net..............................    $  1,794,894
                                                                  ============

     Computer and office equipment includes $224,300, net, of equipment under capital leases. Depreciation expense amounted to $586,000 in the current year.

4.   NET INVESTMENT IN LEASE RESIDUALS

     The Company frequently assists its customers by arranging long-term financing for the purchase of hardware, software, and third-party maintenance. The Company generally uses an affiliate of IBM for these transactions. In certain of these transactions, the Company may choose to accept the assignment of the customer's end-of-lease purchase option as consideration for a portion of the sales price. The consideration given by the Company to obtain the end-of-lease purchase option, which represents the discount provided to the customer from the fair market value of the products sold, is recorded as net investment in lease residuals. Net investment in lease residuals represents less than 10%, measured on a present value basis, of the fair value of the related hardware sold.

5.     LINE OF CREDIT

     In August 1995, the Company obtained a line of credit from Concord Growth Corporation for borrowings in an amount that is the lower of $2,000,000 or 75% of eligible accounts receivable as defined in the line of credit agreement. This line of credit was secured by all of the Company's assets and was guaranteed by the Company's President. The line of credit bore interest at the prime rate plus 8% and provided for a term expiring on August 22, 1997. The Company was required to pay a monthly minimum fee of $5,000 along with an administrative fee based on the average daily balance outstanding each month. A facility fee of 1.5% of the maximum credit was due annually. The Company had no outstanding balance on this line of credit at January 31, 1997. The average outstanding balance was $841,400 and $550,000 for the years ended January 31, 1996 and 1997, respectively. The weighted average interest rate was 16% and 16.25% for the years ended January 31, 1996 and 1997, respectively. In February 1997, the Company terminated this line of credit and replaced it with the line of credit discussed below.

     On February 21, 1997, the Company obtained a line of credit from Norwest Business Credit, Inc. ("Norwest") for borrowings in an amount that is the lower of $3,000,000 or 80% of eligible accounts receivable, plus the lower of $250,000 or 50% of eligible inventory, as defined in the line of credit agreement. The line of credit, as subsequently amended, bears interest at the base lending rate (prime rate - 8.25% at January 31, 1997) plus 2.0% and matures on February 21, 2000. The Company

            GATEWAY DATA SCIENCES CORPORATION AND SUBSIDIARY NOTES TO
                CONSOLIDATED FINANCIAL STATEMENTS -- (Continued)

is required to pay a monthly minimum fee of $5,000 consisting of interest and unused credit facility fees. Borrowings under the line of credit are secured by substantially all of the Company's tangible and intangible assets. As of October 27, 1997, the Company was in default under certain covenants on this line of credit. Accordingly, Norwest has the right to demand payment of all amounts outstanding, which amounted to approximately $1,137,000 at October 27, 1997. In addition, in October 1997 Norwest exercised its right to not provide any further advances under the line. In July 1997, Michael M. Gordon, the Company's Chairman of the Board, President, and Chief Executive Officer and Mr. Gordon's spouse personally guaranteed the Company's indebtedness under this line of credit. The Company currently is seeking additional sources of financing, which may include one or more private placements of debt or equity securities. There can be no assurance that any additional financing will be available to the Company or as to the terms of any such financing that is available. The inability to obtain such financing could result in the inability of the Company to continue as a going concern. If such financing is not available in sufficient amounts or on satisfactory terms, the Company also may be unable to expand its business or to develop new customers at the rate desired and its operating results may be adversely affected.

6.   NOTES PAYABLE

     Notes payable at January 31, 1997, consists of the following:

Note payable, interest at 15%, principal and interest of $18,682
     due monthly through June 1999..................................   $ 442,038

Less current portion................................................   (161,438)
                                                                       ---------

                                                                       $ 280,600
                                                                       =========

     At January 31, 1997, scheduled maturities for the years ending January 31 are as follows:

     1998.......................................................     $ 161,438
     1999.......................................................       191,021
     2000.......................................................        89,579
                                                                     ---------

                                                                     $ 442,038
                                                                     =========

     In connection with the Company's initial public offering in March 1996 (Note 9) the Company retired $810,000 of notes payable that were issued in connection with the issuance of bridge notes payable in October 1997. In conjunction with those bridge notes, the Company also issued warrants to purchase a total of 335,338 shares of the Company's common stock, as adjusted, at an exercise price of $5.09 per share to the holders of the bridge notes. Bridge notes payable in the amount of $660,000 and warrants to purchase 252,997 shares of the Company's common stock were issued to certain of the Company's officers, members of the Company's Board of Directors, and an affiliated party.


7.   LEASE COMMITMENTS

     Operating Leases -- The Company conducts its operations in leased facilities and also leases certain property and equipment. The aggregate minimum rental commitments under the non-cancelable operating leases for the years ended January 31 are as follows:

        1998....................................................   $   690,781
        1999....................................................       377,957
        2000....................................................       234,442
                                                                   -----------

                 Total..........................................   $ 1,303,180
                                                                   ===========

            GATEWAY DATA SCIENCES CORPORATION AND SUBSIDIARY NOTES TO
                CONSOLIDATED FINANCIAL STATEMENTS -- (Continued)

     Rental expense on operating leases was $507,676 and $442,500 for the years ended January 31, 1996 and 1997, respectively. Included in these amounts are operating lease expenses of $108,595 and $21,250 paid to an officer and other employees for the years ended January 31, 1996 and 1997, respectively.

     Included in operating lease commitments is a sale-leaseback transaction which the Company entered into in 1996. The Company sold assets for approximately $700,000 and has agreed to lease back the same items for approximately $20,000 per month over a 36-month term. The lease contract matures in November 1999.

     Capital Leases -- The Company leases computer and telephone equipment under capital leases (Note 3). Capital lease obligations bear interest rates ranging from 9% to 17% and are due in varying monthly installments through January 2001.

         At January 31, 1997, maturities for the years ending January 31 are as follows:

           1998 .............................................        $  82,774
           1999 .............................................           19,269
           2000 .............................................           19,269
           2001 .............................................           19,269
           2002 .............................................           11,240
                                                                     ---------

                    Total ...................................          151,821
           Less amount representing interest ................          (21,001)
                                                                     ---------

                    Total ...................................          130,820
           Less current portion .............................          (74,375)
                                                                     ---------

                    Total ...................................        $  56,445
                                                                     =========

8.     OTHER

      The Company is party to various legal and administrative proceedings arising in the ordinary course of business. Management believes that the eventual outcome of these proceedings will not have a material adverse affect on the Company's financial position, results of operations or liquidity.

      As discussed in Note 2, the Company is involved in a material dispute with a customer. The dispute involves a receivable of $2,870,630 at January 31, 1997, of which approximately $1.5 million was one year past due at that date. As of May 30, 1997, the receivable balance was $3,683,575. On May 30, 1997, the customer filed suit against the Company in the United States District Court for the Eastern District of Wisconsin (Case No. 97-C-0635). The complaint alleges that the Company breached its contract with the customer by (i) failing to deliver and install certain software products, (ii) failing to use its best efforts to achieve productive use of the Company's software products, and (iii) failing to provide its professional consulting services in a reasonable, workmanlike manner. The customer is seeking an unspecified amount of damages and a declaratory judgment with respect to the parties' respective rights and legal obligations. The complaint also alleged that the Company acted in a fraudulent manner by making false representations to the customer in connection with the contractual agreements between the Company and the customer. On October 15, 1997, the court dismissed the customer's fraud claims against the Company. The Company has filed a counterclaim for the amounts that the Company claims the customer owes under the contract and has filed an answer denying the customer's claims in the complaint. The Company intends to vigorously pursue its counterclaim and to vigorously defend the lawsuit by the customer. In the event that the Company is unable to obtain a successful decision on its counterclaim or a decision adverse to the

            GATEWAY DATA SCIENCES CORPORATION AND SUBSIDIARY NOTES TO
                CONSOLIDATED FINANCIAL STATEMENTS -- (Continued)

Company is rendered with respect to the claims by the customer, the resolution of this matter could have a material adverse effect on the Company.

9.    CAPITAL STOCK

     Reverse Stock Split -- Share amounts in the accompanying financial statements and notes to financial statements give retroactive effect to a one-for-two reverse stock split effected on October 25, 1995, a two-for-three stock split effected on December 28, 1995, and a 1.15-for-1 stock split effected on February 14, 1996, as well as a change in the par value of common stock to $.01 per share.

     Initial Public Offering. -- In March 1996 the Company completed an initial public offering of its common stock. The Company sold 1,250,000 shares of its common stock at $6.75 per share, resulting in net proceeds to the Company of approximately $6.9 million. The Company used the proceeds to pay down the line of credit (Note 5) and to retire the bridge notes payable (Note 6). The Company has used a portion of the net proceeds to develop new software applications and enhancements to existing applications, to modify its software products to operate on open architecture platforms, to expand marketing and sales operations, to make additional capital investments, and for working capital purposes.

     1990 Stock Option Plan -- In fiscal 1991, the Company adopted the Gateway Data Sciences Corporation Stock Option Plan (the "1990 Plan") which provides for the grant of options intended to qualify as incentive stock options and nonstatutory stock options within the meaning of Section 422 of the Internal Revenue Code of 1986, as amended (the Code). Incentive stock options are issuable only to eligible officers and employees of the Company. Nonstatutory options may be granted to employees, officers, directors or consultants of the Company. The Company has reserved 306,665 shares of common stock for issuance under the Plan. There were 100,381 and 148,903 shares available for issuance under the 1990 Plan as of January 31, 1996 and 1997, respectively.

     1995 Stock Option Plan -- In October 1995, the Company adopted the 1995 Stock Option Plan (the "1995 Plan"). The 1995 Plan provides for the granting of options to purchase common stock ("Options"), the direct granting of common stock, and the granting of stock appreciation rights ("SARs") and cash awards, up to a maximum of 800,000 shares of common stock. If any Option or SAR terminates or expires without having been exercised in full, stock not issued under such Option or SAR will again be available for the purposes of the 1995 Plan. There were 787,736 and 232,442 shares available for issuance under the 1995 Plan at January 31, 1996 and 1997, respectively.

     The Company's 1995 Plan includes an automatic program that provides for the automatic grant of restricted stock and stock options to non-employee directors. The automatic program provides that each person who first becomes an outside director of the Company is automatically granted 1,532 shares of restricted Common Stock and an option to purchase 4,600 shares upon the date on which the optionee first becomes a director of the Company. A non-employee director may not sell or otherwise transfer the 1,532 shares of Common Stock granted for a period of one year after the date of the grant. In addition, each director receives an additional 4,600 stock options on the date of each annual meeting thereafter so long as the optionee remains an outside director. The exercise price of all non-employee director options granted is equal to the fair market value of a share of the Company's common stock on the date of grant of the option. Options to purchase 9,200 and 13,800 shares of common stock had been granted to directors at January 31, 1996 and 1997, respectively, at prices ranging from $4.63 to $5.09 per share, of which options to purchase -0- and 9,200 shares were exercisable at January 31, 1996 and 1997, respectively.

            GATEWAY DATA SCIENCES CORPORATION AND SUBSIDIARY NOTES TO
                CONSOLIDATED FINANCIAL STATEMENTS -- (Continued)

     Under the 1990 Plan and 1995 Plan, the per share exercise price of an incentive stock option may not be less than the fair market value of the common stock on the date the option is granted. No person who owns, directly or indirectly, at the time of the granting of an incentive stock option, more than 10% of the total combined voting power of all classes of stock of the Company is eligible to receive incentive stock options under the 1990 Plan and 1995 Plan unless the option price is at least 110% of the fair market value of the common stock subject to the option on the date of the grant. Under the 1990 Plan and 1995 Plan, incentive stock options may be exercised only if the option holder remains continuously associated with the Company from the date of grant to a date not less than 60 days prior to the date of exercise. Options granted under the 1990 Plan or the 1995 Plan must be granted within 10 years from the effective date of the respective plan. The exercise date of an option granted under the 1990 Plan and 1995 Plan cannot be later than 10 years from the date of grant, provided that the term of an incentive stock option is limited to five years if the optionee is a person who owns stock representing more than 10% of the voting power of the capital stock of the Company on the date of grant. Any options that expire unexercised or that terminate upon an optionee's ceasing to be employed by the Company become available for re-issuance pursuant to the terms of the plan under which such options were originally issued.

A summary of the status of the Company's stock option plans at January 31, 1996 and 1997, and changes during the years then ended is presented below.

                                                               1996                      1997
                                                   -------------------------  ------------------------
                                                                   Weighted                  Weighted
                                                                   Average                   Average
                                                                   Exercise                  Exercise
                                                      Shares       Price         Shares      Price
                                                   --------------  ---------  -------------  ---------

Outstanding, beginning of year                        151,435        $5.91       206,284       $6.16
    Granted...................................        113,678        $6.38       457,500       $5.27
    Exercised.................................           --            --         (8,536)      $5.07
    Forfeited.................................        (58,829)       $6.12       (92,286)      $5.66
                                                      -------                    -------

Outstanding at end of year                            206,284        $6.16       562,962       $5.91
                                                      =======                    =======

Exercisable at end of year                             42,916        $5.72        54,676       $5.84
                                                      =======                    =======

Range of exercise prices......................     $4.88 -  $7.83             $4.63 -  $6.52
                                                   ==============             ==============

Weighted average fair value of options granted         $5.30                      $4.75
                                                     =========                  =========

  The weighted average remaining contractual life of all options is 8.85 years.

     Employee Stock Purchase Plan -- The Company's employee stock purchase plan (the "Purchase Plan") was adopted by the Company's Board of Directors and approved by the shareholders of the Company in February 1996. A total of 200,000 shares of the Company's common stock have been reserved for issuance under the Purchase Plan. The Purchase Plan permits eligible employees to purchase shares of the Company's common stock during concurrent 24-month offering periods (an "Offering Period"). Each Offering Period is divided into four consecutive six-month purchase periods (a "Purchase Period"). Employees may purchase shares of common stock pursuant to the Purchase Plan at a purchase price equal to 85% of the lower of (i) the fair market value of the common stock on the first day of the Offering Period, or (ii) the fair market value of the common stock on the last day of the Purchase Period. The initial Offering Period commenced on the date of the initial public offering of the Company's common stock. During the period ended January 31, 1997, 10,045 shares of common stock were purchased by employees at prices ranging between $5.42 and $5.53 per share.

            GATEWAY DATA SCIENCES CORPORATION AND SUBSIDIARY NOTES TO
                CONSOLIDATED FINANCIAL STATEMENTS -- (Continued)

      Common Stock Warrants -- At January 31, 1997, there are warrants outstanding for the purchase of 335,338 shares of the Company's common stock at $5.09 per share. These warrants were issued in connection with the bridge financing discussed in Note 6. The warrants became exercisable on October 13, 1996.

     On September 13, 1993, in connection with related debt obligations, the Company entered into Stock Warrant Agreements with Sundance Venture Partners, L.P. ("SVP") and El Dorado Investment Company ("El Dorado") that grant the holders the right to purchase up to 24,958 and 30,748 shares, respectively, of common stock at a price of $4.88 per share, which was considered to be the fair market value at the date of grant. The warrants are exercisable by SVP and El Dorado at any time until their expiration on December 31, 1999. No warrants have been exercised as of January 31, 1997.

     In conjunction with the Company's initial public offering on March 25, 1996 the Company sold to National Securities Corporation, the underwriters' representative, warrants to purchase 125,000 shares of Common Stock. The warrants have an exercise price of $10.13 (150% of the initial public offering price), will be exercisable for a period of four years beginning on March 25, 1997, and contain certain anti-dilution, registration rights, net issuance and exercise provisions.

     Statement of Financial Accounting Standards No. 123 - During 1995, the Financial Accounting Standards Board issued SFAS No. 123, Accounting for Stock-Based Compensation, which defines a fair value based method of accounting for an employee stock option or similar equity instrument and encourages all entities to adopt that method of accounting for all of their employee stock compensation plans. However, it also allows an entity to continue to measure compensation cost related to stock options issued to employees under these plans using the method of accounting prescribed by the Accounting Principles Board Opinion No. 25 (APB No. 25), Accounting for Stock Issued to Employees. Entities electing to remain with the accounting in APB No. 25 must make a pro forma disclosures of net income and earnings per share, as if the fair value based method of accounting defined in SFAS No.
123 has been applied.

The Company has elected to account for its stock-based compensation plans under APB No. 25; therefore, the Company has computed for pro-forma disclosure purposes the value of all options and warrants granted during 1995 and 1996; using the following weighted average assumptions:

         Risk free interest rate                              6.49%
         Expected dividend yield                              N/A
         Expected lives                                       8 years
         Expected volatility                                  96%

Options were assumed to be exercised over the eight year expected life for the purpose of this valuation. Adjustments are made for options forfeited prior to vesting. The total value of options and warrants granted was computed to be the following approximate amounts, which would be amortized on the straight-line basis over the vesting period of options and warrants:

         Year ended January 31, 1996                          $  307,840
         Year ended January 31, 1997                          $1,652,073

            GATEWAY DATA SCIENCES CORPORATION AND SUBSIDIARY NOTES TO
                CONSOLIDATED FINANCIAL STATEMENTS -- (Continued)

If the Company had accounted for stock options issued to employees using a fair value based method of accounting, the Company's net income and net income per common and common equivalent share would have been as follows:

                                                                        Year Ended January 31,
                                                                        ----------------------
                                                                         1996            1997
                                                                         ----            ----
         Net Income:
                As reported                                         $   1,083,481   $   2,313,163
                Pro forma                                           $     923,488   $   1,195,676
         Net income per common share and common share equivalent:
                As reported                                                   .71   $         .81
                Pro forma                                           $         .61   $         .42

     The effects of applying SFAS No. 123 for providing pro forma disclosures for 1996 and 1997 are not likely to be representative of the effects on reported net income and net income per common and common equivalent share for future years, because options vest over several years and additional awards generally are made each year.

10.  INCOME TAXES

     A reconciliation of the difference between the provision for income taxes and the amount that would be computed using statutory federal income tax rates is as follows:

                                                         Year Ended January 31,
                                                         ----------------------
                                                           1996          1997
                                                           ----          ----

   Provision computed at the statutory federal rate .   $ 368,000     $ 792,000
   State income tax provision .......................      65,000       140,000
   Penalties ........................................     111,000         1,000
   Other ............................................      10,000        20,000
   Federal Alternative Minimum Tax ..................        --            --
   Utilization of  net operating loss carryover .....    (554,000)     (855,500)
                                                        ---------     ---------
       Total ........................................   $    --       $  97,500
                                                        =========     =========

     A detail of the net deferred tax asset as of January 31, 1997 is as follows:


    Current:
        Reserves not currently deductible .....................     $  33,000
        Other expenses not currently deductible ...............        47,000
    Non Current:
        Accelerated tax depreciation ..........................       (36,000)
        Tax effect of net operating loss carry forwards .......       346,000
        Other .................................................        95,000
                                                                    ---------
                                                                      485,000
    Valuation allowance .......................................      (403,000)
                                                                    ---------

    Net deferred tax asset ....................................     $  82,000
                                                                    =========

     The net deferred tax asset is included under "Other Assets" in the accompanying balance sheet.

     SFAS No. 109 requires the reduction of deferred tax assets by a valuation allowance if, based on the weight of available evidence, it is more likely than not that some portion or all of the deferred tax assets will not be realized.

            GATEWAY DATA SCIENCES CORPORATION AND SUBSIDIARY NOTES TO
                CONSOLIDATED FINANCIAL STATEMENTS -- (Continued)

     The Company's net operating loss ("NOL") carryovers expire through 2009. Stock issuances by the Company may cause a change in ownership under the provisions of Internal Revenue Code Section 382; accordingly, the utilization of the Company's net operating loss carry forwards may be subject to annual limitations. Management does not believe that any NOL limitations resulting from a change in the ownership will have a material adverse effect on the Company's results of operations or its financial condition.

11.  EMPLOYEE BENEFIT PLANS

     Profit Sharing Plan -- The Company has a profit sharing plan and an executive compensation plan. Employees are eligible immediately to earn a contribution based on their qualified annual compensation, if the Company achieves its net income objective. For purposes of this plan, the Company did not meet its net income objectives during the years ended January 31, 1996 and 1997.

     401(k) Profit Sharing Plan -- In May 1992, the Company adopted a profit sharing plan pursuant to Section 401(k) (the "401(k) Plan") of the Internal Revenue Code of 1986, as amended. Pursuant to the 401(k) Plan, all eligible employees may make elective contributions through payroll deductions. In addition, the 401(k) Plan provides that the Company may make matching and discretionary contributions in such amounts as may be determined by the Board of Directors. During the fiscal years ended January 31, 1996 and 1997, the Company expensed discretionary contributions pursuant to the 401(k) Plan in the amounts of $51,800 and $125,300 respectively.

12.  TRANSACTIONS WITH RELATED PARTIES

     In addition to related party transactions and balances disclosed elsewhere in these financial statements and the notes thereto, the Company has remaining lease commitments due to officers and employees by the Company for various computer operating leases expiring through the year ended January 31, 1998 in the amount of approximately $23,000.

     Included in Other Assets is a receivable due from a related entity of approximately $182,000. The receivable is due to the Company for management and consulting services provided during the year. Certain executives of the Company maintain a direct interest and managerial role in the related entity. The receivable is recorded as an arms-length transaction at the estimated fair value of services performed. In addition, management believes the balance is fully collectible and a valuation allowance has not been recorded.

     In January 1997, the Company entered into an equipment lease agreement with Anderson & Wells Investment Companies, an affiliate of Gregory S. Anderson and Larry J. Wells, who are directors of the Company. The lease provides for payments totaling approximately $675,700 to Anderson & Wells Investment Companies during the period from January 1997 to November 1999.
                                      F-19

13.  SIGNIFICANT CUSTOMERS

The Company derives a significant portion of its total revenue from relatively few customers. The percentage of total revenue of customers to whom sales exceed 10% of total revenue were as follows:

                                         Year Ended January 31,
                                         ----------------------
                                           1996         1997
                                         --------     ---------

    Customer #1....................        18.2%        31.2%
    Customer #2....................        --           21.6
    Customer #3....................        12.1         --
    Customer #4....................        10.2         --

Because of the nature of the Company's business operations, the Company anticipates that customers that represent more than 10% of total revenue will vary from period to period depending on the placement of orders by a particular customer or customers in any given period.
                                      F-20