Form 10QSB
period 1997-04-30
GATEWAY DATA SCIENCES CORP
filed 1997-10-31
CIK 1002917

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

                QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended April 30, 1997

                        Gateway Data Sciences Corporation
      --------------------------------------------------------------------
        (Exact name of small business issuer as specified in its charter)

            Arizona                                          86-0527788
      -----------------                                   ----------------
(State or other jurisdiction of                    (IRS Employer Identification)
 incorporation or organization)

                   3410 E. University Drive, Phoenix, AZ 85034
           -----------------------------------------------------------
                    (Address of principal executive offices)

                                 (602) 968-7000
           -----------------------------------------------------------
                (Issuer's telephone number, including area code)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15 (d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes               No  X
     -----          -----

                      APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity: 2,838,138 shares of common stock, $.01 par value (as of October 28,
1997)

                GATEWAY DATA SCIENCES CORPORATION AND SUBSIDIARY
                                      INDEX

                                                                            Page
                                                                            ----

PART I.        FINANCIAL INFORMATION

Item 1.        Financial Statements

               Consolidated Balance Sheets as of April 30, 1997
               and January 31, 1997                                          3

               Consolidated Statements of Operations for the
               three months ended April 30, 1997 and 1996                    4

               Consolidated Statements of Cash Flows for the
               three months ended April 30, 1997 and 1996                    5

               Notes to Consolidated Financial Statements                    6

Item 2.        Management's Discussion and Analysis of
               Financial Condition and Results of Operations                 8

PART II.       OTHER INFORMATION                                            15

               Signatures                                                   16

PART I, ITEM 1.   FINANCIAL STATEMENTS

                GATEWAY DATA SCIENCES CORPORATION AND SUBSIDIARY

                           CONSOLIDATED BALANCE SHEETS
              AS OF APRIL 30, 1997 (UNAUDITED) AND JANUARY 31, 1997

                                                                                 April 30,       January 31,
                                                                                   1997             1997
                                                                               ------------     ------------
ASSETS
CURRENT ASSETS:
   Cash and cash equivalents                                                   $     64,385     $    936,232
   Trade receivables - less allowance of $23,800 and $112,300, respectively       5,679,356        7,684,086
   Inventories                                                                    2,502,521        2,420,393
   Prepaid expenses and other assets                                                367,771          432,140
                                                                               ------------     ------------

                  Total current assets                                            8,614,033       11,472,851

PROPERTY AND EQUIPMENT - Net                                                      1,829,258        1,794,894
NET INVESTMENT IN LEASE RESIDUALS                                                 1,663,870        1,663,870
ACCOUNTS RECEIVABLE - Long Term                                                   3,371,826             --
OTHER ASSETS                                                                        458,950          666,884

                                                                               $ 15,937,937     $ 15,598,498
                                                                               ============     ============
LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES:
   Accounts payable                                                            $  1,606,736        1,452,775
   Accrued liabilities                                                              545,232        2,889,574
   Accrued payroll and benefits                                                     717,002          346,319
   Line of Credit                                                                 3,343,317             --
   Current portion of notes payable                                                 168,374          161,438
   Current portion of capital lease obligations                                      58,987           74,375
   Deferred revenue                                                               1,028,540        1,058,759
                                                                               ------------     ------------

                  Total current liabilities                                       7,468,188        5,204,674

DEFERRED REVENUE, recognized after one year                                       1,419,303        1,785,266
NOTES PAYABLE, less current portion                                                 235,815          280,600
CAPITAL LEASE OBLIGATIONS, less current portion                                      53,048           56,445
                                                                               ------------     ------------

                  Total liabilities                                               9,176,354        8,105,552
                                                                               ------------     ------------
COMMITMENTS AND CONTINGENCIES
SHAREHOLDERS' EQUITY:
   Preferred stock, $.01 par value, 5,000,000 shares authorized,
     no shares issued and outstanding                                                  --               --
   Common stock, $.01 par value, 20,000,000 shares authorized,
     2,817,201 shares issued and outstanding at April 30, 1997 and
     2,813,312 shares issued and outstanding at January 31, 1997                     28,172           28,133
   Additional paid-in capital                                                     9,235,736        9,203,940
   Deferred Compensation                                                            (17,905)            --
   Accumulated deficit                                                           (2,484,420)      (1,739,128)
                                                                               ------------     ------------

                  Total shareholders' equity                                      6,761,583        7,492,946
                                                                               ------------     ------------

                                                                               $ 15,937,937     $ 15,598,498
                                                                               ============     ============

                 See notes to consolidated financial statements.

                GATEWAY DATA SCIENCES CORPORATION AND SUBSIDIARY

                      CONSOLIDATED STATEMENTS OF OPERATIONS

               FOR THE THREE MONTHS ENDED APRIL 30, 1997 AND 1996

                                                  Three Months Ended
                                                      April  30,
                                              ---------------------------
                                                     (Unaudited)
                                                 1997            1996
                                                 ----            ----

REVENUE
   Product revenue                            $ 2,734,502     $   968,748
   Software license revenue                     1,016,731       1,252,300
   Maintenance revenue                            169,356          87,633
   Professional services                          749,466         486,417
                                              -----------     -----------

                  Total revenues                4,670,055       2,795,098
                                              -----------     -----------
OPERATING EXPENSES:
   Products sold                                2,128,786         557,482
   Software development                         1,097,484         754,981
   Maintenance                                    130,356         133,044
   Professional services                          456,646         356,923
   Sales and marketing                            858,479         342,549
   General and administrative                     649,461         344,600
                                              -----------     -----------

                  Total expenses                5,321,212       2,488,579
                                              -----------     -----------

INCOME (LOSS) FROM OPERATIONS                    (651,157)        306,519

OTHER (INCOME) EXPENSE:
   Interest expense                                99,005          50,984
   Other, net                                      (4,870)            (95)
                                              -----------     -----------

                  Total other expense, net         94,135          50,889
                                              -----------     -----------

INCOME (LOSS) BEFORE INCOME TAXES                (745,292)        255,630

PROVISION FOR INCOME TAXES                           --              --
                                              -----------     -----------

NET INCOME (LOSS)                             $  (745,292)    $   255,630
                                              ===========     ===========
NET INCOME (LOSS) PER COMMON AND COMMON
   EQUIVALENT SHARE (Note 2)                  $      (.22)    $       .12
                                              ===========     ===========
COMMON AND COMMON EQUIVALENT SHARES
   OUTSTANDING (Note 2)                         3,318,052       2,214,934
                                              ===========     ===========

                 See notes to consolidated financial statements.

                GATEWAY DATA SCIENCES CORPORATION AND SUBSIDIARY

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

               FOR THE THREE MONTHS ENDED APRIL 30, 1997 AND 1996

                                                                          Three Months Ended
                                                                               April 30,
                                                                     ---------------------------
                                                                         1997            1996
                                                                         ----            ----
                                                                             (Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income (loss) ............................................    $  (745,292)    $   255,630
   Adjustments to reconcile net income (loss) to net cash used in operating activities:
       Depreciation and amortization ............................        203,839         117,624
   Effect of changes in assets and liabilities:
       Trade receivables ........................................     (1,367,096)     (1,152,414)
       Inventories ..............................................        (82,128)       (501,060)
       Prepaid expenses and other assets ........................        272,302          12,269
       Accounts payable .........................................        153,961        (670,013)
       Accrued liabilities ......................................     (2,344,343)       (320,860)
       Accrued payroll and benefits .............................        370,683          56,879
       Deferred revenue .........................................       (396,183)        171,552
                                                                     -----------     -----------

                  Net cash used in operating activities .........     (3,934,257)     (2,030,393)
                                                                     -----------     -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Purchase of property and equipment ...........................       (238,203)       (395,395)
                                                                     -----------     -----------

                  Net cash used in investing activities .........       (238,203)       (395,395)
                                                                     -----------     -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Net proceeds from initial public offering ....................           --         6,534,599
   Principal payments on notes payable ..........................        (37,849)       (841,987)
   Principal payments on capital lease obligations ..............        (18,785)        (14,075)
   Borrowings on (payments to) line of credit ...................      3,343,317        (283,183)
   Proceeds from issuance of common stock .......................         13,930            --
   Net payments to officers and employees .......................           --          (536,172)
                                                                     -----------     -----------

                  Net cash provided by financing activities .....      3,300,613       4,859,182
                                                                     -----------     -----------

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS ............       (871,847)      2,433,394

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD ..................        936,232          93,402
                                                                     -----------     -----------

CASH AND CASH EQUIVALENTS, END OF PERIOD ........................    $    64,385     $ 2,526,796
                                                                     ===========     ===========

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
   Cash paid during the period for interest .....................    $    99,005     $    64,429
                                                                     ===========     ===========

   Cash paid during the period for income taxes .................    $      --       $    39,500
                                                                     ===========     ===========

SUPPLEMENTAL DISCLOSURES OF NON-CASH INVESTING AND
   FINANCING ACTIVITIES:
   Fair market value of stock issued to non-employee directors ..    $    19,533     $      --
                                                                     ===========     ===========

                 See notes to consolidated financial statements

                GATEWAY DATA SCIENCES CORPORATION AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                 APRIL 30, 1997

1.   INTERIM FINANCIAL REPORTING

         The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and the instructions to Form 10-QSB. Accordingly, they do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations, and cash flows for the periods presented have been made. The results of operations for the three-month period ended April 30, 1997 are not necessarily indicative of the operating results that may be expected for the entire year ending January 31, 1998. These financial statements should be read in conjunction with the Company's Form 10-KSB for the fiscal year ended January 31, 1997.

2.   NET INCOME PER COMMON AND COMMON EQUIVALENT SHARE

         Net income per common and common equivalent share is computed using the weighted average number of common and common equivalent shares outstanding during each period. Common stock equivalents consist of stock options and warrants.

3.   OTHER

         The Company is party to various legal and administrative proceedings arising in the ordinary course of business. The Company is involved in a material dispute with a customer. The dispute involves a receivable of $3,371,826 at April 30, 1997, of which approximately $1.5 million was one year past due at that date. As of August 31, 1997, the receivable balance was $3,803,055. On May 30, 1997, the customer filed suit against the Company in the United States District Court for the Eastern District of Wisconsin (Case No. 97-C-0635). The complaint alleges that the Company breached its contract with the customer by (i) failing to deliver and install certain software products,
(ii) failing to use its best efforts to achieve productive use of the Company's software products, and (iii) failing to provide its professional consulting services in a reasonable, workmanlike manner. The customer is seeking an unspecified amount of damages and a declaratory judgment with respect to the parties' respective rights and legal obligations. The complaint also alleges that the Company acted in a fraudulent manner by making false representations to the customer in connection with the contractual agreements between the Company and the customer. On October 15, 1997, the court dismissed the customer's fraud claim against the Company. The Company has filed a counterclaim for the amounts that the Company claims the customer owes under the contract and has filed an answer denying the customer's claims in the complaint. The Company intends to vigorously pursue its counterclaim and to vigorously defend the lawsuit by the customer. In the event that the Company is unable to obtain a successful decision on its counterclaim or a decision adverse to the Company is rendered with respect to the claims by the customer, the resolution of this matter could have a material adverse effect on the Company.

4.   TRANSACTIONS WITH RELATED PARTIES

         Included in Accrued Liabilities is a payable due to a related entity of approximately $216,000. The payable is due to the related entity for loans of approximately $650,000 to the Company, partially offset by amounts receivable for management and consulting services provided during the year. Certain executives of the Company maintain a direct interest and managerial role in the related entity. The receivable portion is recorded as an arms-length transaction at the estimated fair value of services performed.

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

ITEM 2.  MANAGEMENT'S   DISCUSSION  AND  ANALYSIS  OF   CONSOLIDATED   FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS

Statement Regarding Forward-Looking Statements

         The statements contained in this Report that are not purely historical are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, including statements regarding the Company's "expectations," "anticipation," "intentions," "beliefs," or "strategies" regarding the future. Forward-looking statements include statements regarding revenue, margins, expenses, and earnings analysis for fiscal 1998 and thereafter; future products or product development; future research and development spending and the Company's product development strategy; and liquidity and anticipated cash needs and availability. All forward-looking statements included in this Report are based on information available to the Company on the date of this Report, and the Company assumes no obligation to update any such forward-looking statement. It is important to note that the Company's actual results could differ materially from those in such forward-looking statements. Among the factors that could cause actual results to differ materially are the factors discussed in the Company's Report on Form 10-KSB, Item 1, "Special Considerations."

Operations

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

         The Company historically has generated the majority of its revenue from the resale of hardware and software products produced by third parties, primarily International Business Machines Corp. ("IBM") AS/400 and related peripheral equipment. The Company also has historically generated a portion of its revenue from the sale of its proprietary software products, primarily the Kinetics(TM) warehouse management system, which was developed exclusively for use on the AS/400 platform, and from providing professional services related to these products. Sales of IBM products, including hardware, software, and maintenance, accounted for approximately 27% and 28% of total revenue for the three months ended April 30, 1996 and 1997, respectively, and approximately 66% and 56% of the Company's total revenue for the years ended January 31, 1996 and 1997, respectively. The Company's reseller agreement with IBM expired in July 1997. During the year ended January 31, 1996, the Company changed its business strategy to focus on the development and marketing of its proprietary software products. In conjunction with this change in strategy, the Company has since dedicated many of its resources to the development and marketing of new software products. The Company anticipates that this will result in a change in its revenue mix. The Company believes that, although the change in revenue mix may initially result in lower total revenue, it should also result in improved gross profit margins as software revenue increases as a percentage of total revenue. There can be no assurance, however, that the Company will be able to successfully complete this transition in its business focus.

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

         During the year ended January 31, 1997, the Company introduced Transact(TM), a point-of-sale software product developed in Java(TM) that can be utilized on a wide variety of point-of-sale hardware platforms. During the three months ended April 30, 1997, the Company introduced MarketBuilder(TM), a relationship marketing system for retailers, and Crossfire(TM), an Internet-based store communication system, both of which are also developed in Java. The Company intends to increase the resources dedicated to software development and marketing in support of its newly introduced retail point-of-sale software products. Although the Company has not yet generated significant sales of its new Java-based products, it expects that the functionality of its new products, the flexibility of Java-based software, and the continued focus on software development and marketing efforts will result in sufficient future revenue to fund its ongoing operations.

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

Results of Operations of the Company for the Three Months Ended April 30, 1997 and 1996

         Revenue. Total revenue increased 67% from approximately $2.8 million in the three months ended April 30, 1996 to approximately $4.6 million in the three months ended April 30, 1997. Product revenue increased 182% from approximately $969,000 to approximately $2.7 million during the same periods. As a percentage of total revenue, product revenue increased from 35% during the three months ended April 30, 1996 to 59% during the three months ended April 30, 1997. Software license revenue decreased 19% from approximately $1.3 million in the three months ended April 30, 1996 to approximately $1.0 million in the three months ended April 30, 1997. As a percentage of total revenue, software license revenue decreased from 45% to 22% during the same periods. Software maintenance revenue increased approximately 93% from approximately $88,000 in the three months ended April 30, 1996 to approximately $169,000 in the three months ended April 30, 1997. As a percentage of total revenue, maintenance revenue increased from 3% in the three months ended April 30, 1996 to approximately 4% in the three months ended April 30, 1997. Professional services revenue increased 54% from approximately $486,000 to approximately $749,000 during the three months ended April 30, 1996 and 1997, respectively. As a percentage of total revenue, professional services revenue decreased from 17% to 16% during the three months ended April 30, 1996 and 1997, respectively.

         The overall increase in total revenue is attributed to increases in sales of third party products, maintenance revenue, and professional services. The increase in third party product revenue is due to delayed shipments from IBM of the then-new RISC AS/400 processors in the three months ended April 30, 1996. Although revenue from third-party products increased during the three months ended April 30, 1997, the Company continues to believe that revenue from third-party products will decrease as a percentage of total revenue and that the total dollar amounts of revenue from third-party products may decrease in the future, particularly after the expiration of the reseller agreement with IBM in July 1997. The increase in maintenance revenue is attributed to increased software sales. The increase in professional services revenue resulted from the Company's continued focus on sales of its proprietary software products, as well as the Company's continuing efforts to provide professional services to implement its software products.

         Cost of Products Sold. Cost of products sold increased 282% from approximately $557,000 during the three months ended April 30, 1996 to approximately $2.1 million during the three months ended April 30, 1997. This increase is attributed to the corresponding increase in sales of third-party products during the same period. As a percentage of product revenue, cost of products sold was approximately 58% and 78% during the three months ended April 30, 1996 and 1997, respectively.

         Software Development Expense. Software development expense increased from approximately $755,000 to approximately $1.1 million during the three months ended April 30, 1996 and 1997, respectively. The 45% increase is attributed to increased research and development efforts associated with the development of the Company's proprietary software products. As a percentage of total revenue, software development costs decreased from 27% in the three months ended April 30, 1996 to 24% in the three months ended April 30, 1997.

         Software Maintenance Expense. Software maintenance expense decreased by 1% from approximately $132,000 in the three months ended April 30, 1996, to approximately $130,000 in the three months ended April 30, 1997.

         Professional Services Expense. Professional services expense increased by 28% from approximately $357,000 to approximately $457,000 during the three months ended April 30, 1996 and 1997, respectively. Salaries and other expenses for additional personnel contributed to this increase. As a percentage of professional services revenue, professional services expense decreased from 73% in the three months ended April 30, 1996 to 61% in the three months ended April 30, 1997. This decrease as a percentage is attributed to better utilization of professional services personnel.

         Sales and Marketing Expense. Sales and marketing expense increased 151% from approximately $343,000 to approximately $858,000 in the three months ended April 30, 1996 and 1997, respectively. The increase can be attributed to costs incurred for marketing literature, additional sales and marketing personnel, and an increased marketing presence at industry trade shows.

         General and Administrative Expense. General and administrative expense increased from approximately $345,000 in the three months ended April 30, 1996 to approximately $649,000 in the three months ended April 30, 1997. This 88% increase is attributed to additional personnel and associated costs, additional insurance costs, and increased building rent costs.

         Other Income (Expense). Interest expense was approximately $51,000 during the three months ended April 30, 1996, as compared with approximately $99,000 during the three months ended April 30, 1997. Interest expense incurred on the Company's line of credit contributed to this increase. The average outstanding balance on the line of credit during the three months ended April 30, 1996 was approximately $361,000 and approximately $2.8 million for the three months ended April 30, 1997.

         Net Income (Loss). Net income decreased 392% from approximately $256,000, or $.12 per share, in the three months ended April 30, 1996 to a net loss of approximately $(745,000), or $(.22) per share, in the three months ended April 30, 1997 as a result of the factors described above.

Liquidity and Capital Resources

         The Company's working capital position decreased from approximately $2.6 million at January 31, 1997 to approximately $1.1 million at April 30, 1997.

         The Company used net cash of approximately $3.9 million for operations during the three months ended April 30, 1997, primarily as a result of the decrease in accrued liabilities and an increase in accounts receivable, partially offset by an increase in prepaid expenses and accrued payroll and benefits.

         Capital expenditures for the three months ended April 30, 1997 totaled approximately $238,000 for the purchase of computer hardware and software products needed for the continued efficient development of the Company's proprietary software products.

         Financing activities provided net cash of approximately $3.3 million in the three months ended April 30, 1997. This cash was provided by borrowings on the Company's line of credit agreement with Norwest Business Credit, Inc. ("Norwest"). That line of credit, which matures on February 21, 2000, provides borrowing capacity in the amount of the lower of $3.0 million or 80% of accounts receivable, plus the lower of $250,000 or 50% of eligible inventory, as defined in the agreement. The agreement, as subsequently amended, requires a $5,000 minimum monthly fee that includes interest calculated at the base lending rate (prime rate) plus 2%, plus an unused facility fee of .25%. The Company signed an addendum to this agreement in April 1997 that temporarily provided for borrowing capacity in the amount of the lower of $3.5 million or 80% of accounts receivable, plus the lesser of $250,000 or 50% of eligible inventory, as defined in the agreement. Borrowings under the line of credit are secured by substantially all of the Company's tangible and intangible assets. As of May 1, 1997 the agreement reverted back to the original terms that included borrowings of the lesser of $3.0 million or 80% of eligible accounts receivable plus the lesser of $250,000 or 50% of eligible inventory. As of October 27, 1997, the Company was in default under certain covenants on this line of credit. Accordingly, Norwest has the right to demand payment of all amounts outstanding, which amounted to approximately $1.1 million at October 27, 1997. In addition, in October 1997 Norwest exercised its right to not provide any further advances under the line. In July 1997, Michael M. Gordon, the Company's Chairman of the Board, President, and Chief Executive Officer and Mr. Gordon's spouse personally guaranteed the Company's indebtedness under this line of credit. The Company currently is seeking additional sources of financing, which may include one or more private placements of debt or equity securities. There can be no assurance that any additional financing will be available to the Company or as to the terms of any such financing that is available. The inability to obtain such financing could result in the inability of the Company to continue as a going concern. If such financing is not available in sufficient amounts or on satisfactory terms, the Company also may be unable to expand its business or to develop new customers at the rate desired and its operating results may be adversely affected.

         The Company's financial statements for the three months ended April 30, 1997 have been prepared assuming that the Company will continue as a going concern. The Company had negative cash flow from operations of $2,612,680 for the year ended January 31, 1997, is in default of the terms of its line of credit agreement, does not have any readily available financing, is engaged in material litigation with a significant customer, recorded a net loss of approximately $700,000 (unaudited) for the six months ended July 31, 1997, and has not yet generated sufficient revenue from its software products to fund its ongoing operations. Additionally, its IBM reseller agreement expired in July 1997. These factors raise substantial doubt about the Company's ability to continue as a going concern. The Company's plans with regards to these matters are described in "Business Outlook and Risk Factors," below.

The consolidated financial statements have been prepared on a going concern basis and do not include any adjustments relating to the recoverability and classification of asset carrying amounts or the amount and classification of liabilities that might result should the Company be unable to continue as a going concern.

         The Company's independent public accountants have reported to the Company that, in the course of their audit of the Company's financial statements for the fiscal year ended January 31, 1997 and their review of the unaudited financial statements for the six months ended July 31, 1997, they discovered various conditions that they believe constitute material weaknesses in the Company's internal controls. These conditions consist of (i) weaknesses in forecasting internal cash requirements; (ii) weaknesses in policies and procedures to ensure the accurate timing, classification, and recording of significant transactions; and (iii) weaknesses in maintaining formal documentation regarding acquisitions and dispositions of assets. The Company has been taking various steps intended to strengthen its internal controls, including engaging more experienced personnel in both operational and financial positions.

Business Outlook and Risk Factors

         The trends indicated by the Company's operating results for the three months ended April 30, 1997, together with the expiration of the IBM contract in July 1997, reflect the Company's belief that although total revenue may decrease in the near future, software and services revenue should contribute to a larger share of overall revenue, which should result in an increase in gross profit margins and net margins. The Company continues to invest heavily in research and development of new and enhanced software products in order to reach a larger segment of its targeted market. The Company recently announced new software products that are platform independent and contain added and improved functionality. The transition to hardware platform independence is designed to lead to a broader market for the Company's products. The Company's total revenue and product mix could be materially and adversely affected by many factors, some of which are beyond the control of the Company. Those factors include the Company's ability to maintain the software design and development capabilities necessary to design and produce innovative and desirable products on a timely and cost-effective basis; the Company's ability to penetrate new markets and attract new customers; the budgeting and purchasing practices or constraints of its customers; the length of the Company's sales cycles; the complicated nature of the Company's product installations; and unanticipated postponement or cancellation of significant orders. There also can be no assurance that the Company's software products will achieve market acceptance or that the Company will be able to develop new products and services in a timely and cost-effective manner. The failure of the Company to successfully develop and market its own software products and to overcome the loss of revenue from the sale of hardware and software products developed by others could have a material adverse effect on the Company.

     As a result of the factors discussed in "Liquidity and Capital Resources." above, the Company is in default under certain covenants in its line of credit agreement, and the lender has exercised its right to not provide any further advances under the line of credit. In addition, the Company has not yet generated sufficient revenue from its software products to fund its ongoing operations. The Company currently is seeking additional sources of financing, which may include one or more private placements of debt or equity securities. There can be no assurance that such financing will be available.

     During July 1997, the Company's reseller agreement with IBM expired and the Company entered into an agreement with Information Systems of North Carolina, Inc. ("ISI") with respect to future sales of specified IBM AS/400 and related products and services to certain of the Company's customers. Under this agreement, the Company has ceased selling, and ISI has begun selling, the specified AS/400-related products and services to the designated customers. The agreement provides that ISI will pay to the Company 50% of its operating profits (as defined) from sales of the specified products to the designated customers during the four-year term of the agreement. The Company has the right to terminate the agreement and resume direct sales of the specified AS/400-related products and services to the designated customers in the event that ISI's payments to the Company are less than $50,000 in each of two consecutive quarterly periods. In addition, ISI has the right to terminate the agreement upon written notice to the Company, provided that ISI ceases selling the specified AS/400-related products and services to the designated customers for a period of two years after such termination. As of the date of this Report, this arrangement has not provided the Company with any meaningful revenue, and there can be no assurance that the Company will derive significant revenue from this arrangement in the future.

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

         The Company continues to invest in sales and marketing in order to enhance its image and brand awareness. The Company has continued to add new marketing and sales personnel during the last three months, and has invested in updating its industry trade-show presence and image. Although the Company believes that its increased sales and marketing efforts will contribute to an increased number of customers and increased revenue associated with the sales of software products, certain risk factors exist that could have a material adverse effect on the Company's operating results. Those risk factors include lack of assurance that its products will achieve or maintain market acceptance; the complexity of the Company's software programs, which may cause delays in product development and could result in loss of market acceptance, loss of sales, and reduction of market share; and the fact that the Company's software products compete with those of many major domestic and international companies, many of which have greater market recognition and substantially greater financial, technical, and marketing resources than the Company possesses.

     The Company has hired a new Vice President - Marketing and Chief Operating Officer who has considerable experience in the sale of software products to retail enterprises and in the management of software development companies. The Company believes that this individual's expertise in the development of retail software applications, his contacts in the retail industry, and his expertise in the management of software development companies will enhance the Company's ability to generate significant sales of its proprietary software products.

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

         The Company believes that the industry in which it markets its products and services has a strong outlook, with expanding markets characterized by a highly fragmented group of competitors. As competition for consumer products rises, retailers that represent a significant portion of the Company's current and potential customers increasingly are aware of the need for business information systems that allow them to focus on efficiently managing inventory and of finding new ways to bring customers into their stores. The Company strives to provide market-leading solutions that address those real-world problems. Due to the risk factors discussed above and in the Company's Report on Form 10-KSB, Item 1, "Special Considerations," as well as other factors that generally affect high technology companies, there can be no assurance that the Company will be able to successfully penetrate these markets in the future.

PART II           OTHER INFORMATION

Item 1.           Legal Proceedings

                  Not applicable

Item 2.           Changes in Securities and Use of Proceeds

                  Not applicable

Item 3.           Defaults Upon Securities

                  Not Applicable

Item 4.           Submissions of Matters to a Vote of Security Holders

                  Not Applicable

Item 5.           Other Information

                  Not Applicable

Item 6.           Exhibits and Reports on Form 8-K

                  (a)  Exhibits
                           10.15 Credit and Security Agreement, dated as of February 21, 1997, between Gateway Data Sciences Corporation, Gateway Credit Corporation, and Norwest Business Credit, Inc., together with Form of Revolving Note

                           10.16    First   Amendment  to  Credit  and  Security
                                    Agreement,  dated  as  of  April  23,  1997,
                                    between  Gateway Data Sciences  Corporation,
                                    Gateway  Credit  Corporation,   and  Norwest
                                    Business Credit, Inc., together with Form of
                                    Temporary Replacement Revolving Note

                           11.      Computation of Net Income Per Share

                           27.      Financial Data Schedule

                  (b)   Reports on Form 8-K

                           Not applicable

SIGNATURES

         In accordance with the requirements of the Securities Exchange Act of 1934, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Signature:
----------

GATEWAY DATA SCIENCES CORPORATION


/s/ Michael M. Gordon           Chairman of the Board,          October 29, 1997
-------------------------       President, and Chief
Michael M. Gordon               Executive Officer
                                (Principal Executive
                                Officer)

/s/ Vickie B. Jarvis            Vice President, Finance and     October 29, 1997
-------------------------       Chief Financial Officer
Vickie B. Jarvis                (Principal Financial and
                                Accounting Officer)
                                      -16-