Form 10QSB
period 1997-07-31
GATEWAY DATA SCIENCES CORP
filed 1997-10-31
CIK 1002917

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

                QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended July 31, 1997

                        Gateway Data Sciences Corporation
                -------------------------------------------------
        (Exact name of small business issuer as specified in its charter)

           Arizona                                           86-0527788
         -----------                                       --------------

(State or other jurisdiction of                    (IRS Employer Identification)
 incorporation or organization)

                   3410 E. University Drive, Phoenix, AZ 85034
               ---------------------------------------------------
                    (Address of principal executive offices)

                                 (602) 968-7000
               ---------------------------------------------------
                (Issuer's telephone number, including area code)

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

                                                                            Page
                                                                            ----

PART I.           FINANCIAL INFORMATION

Item 1.           Financial Statements

                  Consolidated Balance Sheets as of July 31, 1997
                  and January 31, 1997                                        3

                  Consolidated Statements of Operations for the
                  six months ended July 31, 1997 and 1996                     4

                  Consolidated Statements of Cash Flows for the
                  six months ended July 31, 1997 and 1996                     5

                  Notes to Consolidated Financial Statements                  6

Item 2.           Management's Discussion and Analysis of
                  Financial Condition and Results of Operations               8

PART II.          OTHER INFORMATION                                          16

                  Signatures                                                 18

PART I, ITEM 1.   FINANCIAL STATEMENTS

                GATEWAY DATA SCIENCES CORPORATION AND SUBSIDIARY

                           CONSOLIDATED BALANCE SHEETS
              AS OF JULY 31, 1997 (UNAUDITED) AND JANUARY 31, 1997

                                                                                  July 31,        January 31,
                                                                                    1997             1997
                                                                               ------------     ------------
ASSETS
CURRENT ASSETS:
   Cash and cash equivalents                                                   $      7,171     $    936,232
   Trade receivables - less allowance of $67,300 and $112,300, respectively       4,376,175        7,684,086
   Inventories                                                                    2,680,448        2,420,393
   Prepaid expenses and other assets                                                737,184          432,140
                                                                               ------------     ------------

                  Total current assets                                            7,800,978       11,472,851

PROPERTY AND EQUIPMENT - Net                                                      1,839,022        1,794,894
NET INVESTMENT IN LEASE RESIDUALS                                                 1,860,204        1,663,870
ACCOUNTS RECEIVABLE - Long Term                                                   3,803,055             --
OTHER ASSETS                                                                        836,770          666,884
                                                                               ------------     ------------

                                                                               $ 16,140,029     $ 15,598,498
                                                                               ============     ============
LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES:
   Accounts payable                                                            $  2,427,430        1,452,775
   Accrued liabilities                                                              450,187        2,889,574
   Accrued payroll and benefits                                                     520,612          346,319
   Line of Credit                                                                 2,807,654             --
   Current portion of notes payable                                                 175,608          161,438
   Current portion of capital lease obligations                                      41,846           74,375
   Deferred revenue                                                               1,111,187        1,058,759
                                                                               ------------     ------------

                  Total current liabilities                                       7,534,524        5,204,674

DEFERRED REVENUE, recognized after one year                                       1,483,244        1,785,266
NOTES PAYABLE, less current portion                                                 189,105          280,600
CAPITAL LEASE OBLIGATIONS, less current portion                                      49,565           56,445
                                                                               ------------     ------------

                  Total liabilities                                               9,256,438        8,105,552
                                                                               ------------     ------------
COMMITMENTS AND CONTINGENCIES
SHAREHOLDERS' EQUITY:
   Preferred stock, $.01 par value, 5,000,000 shares authorized,
     no shares issued and outstanding                                                  --               --
   Common stock, $.01 par value, 20,000,000 shares authorized,
     2,838,138 shares issued and outstanding at July 31, 1997 and
     2,813,312 shares issued and outstanding at January 31, 1997                     28,381           28,133
   Additional paid-in capital                                                     9,309,016        9,203,940
   Deferred Compensation                                                            (13,022)            --
   Accumulated deficit                                                           (2,440,784)      (1,739,128)
                                                                               ------------     ------------

                  Total shareholders' equity                                      6,883,591        7,492,946
                                                                               ------------     ------------

                                                                               $ 16,140,029     $ 15,598,498
                                                                               ============     ============

                 See notes to consolidated financial statements.

                GATEWAY DATA SCIENCES CORPORATION AND SUBSIDIARY

                      CONSOLIDATED STATEMENTS OF OPERATIONS

            FOR THE THREE AND SIX MONTHS ENDED JULY 31, 1997 AND 1996

                                                    Three Months Ended                  Six Months Ended
                                                          July 31,                          July 31,
                                                        (Unaudited)                       (Unaudited)
                                                   1997             1996             1997             1996
                                                   ----             ----             ----             ----
REVENUE
   Product                                    $  4,402,253     $  6,251,184     $  7,136,755     $  7,219,932
   Software license                                695,689        1,011,141        1,712,420        2,263,441
   Maintenance and support services                203,025          143,764          372,381          231,397
   Professional services                           854,958          555,070        1,604,424        1,041,487
                                              ------------     ------------     ------------     ------------
                  Total revenue                  6,155,925        7,961,159       10,825,980       10,756,257
                                              ------------     ------------     ------------     ------------
OPERATING EXPENSES:
   Products sold                                 2,680,039        4,597,809        4,808,825        5,155,291
   Software development                          1,202,802        1,043,489        2,300,286        1,798,470
   Maintenance and support services                149,489          162,924          279,845          294,968
   Professional services                           514,951          555,394          971,597          912,317
   Sales and marketing                             798,524          529,574        1,657,003          872,123
   General and administrative                      594,569          472,920        1,244,030          817,520
   Restructuring charges                           107,582             --            107,582             --
                                              ------------     ------------     ------------     ------------

                  Total expenses                 6,047,956        7,362,110       11,369,168        9,850,689
                                              ------------     ------------     ------------     ------------

INCOME FROM OPERATIONS                             107,969          599,049         (543,188)         905,568

OTHER (INCOME) EXPENSE:
   Interest expense                                131,158           36,052          230,163           87,036
   Other, net                                      (66,284)          (2,089)         (71,694)          (2,184)
                                              ------------     ------------     ------------     ------------

                  Total other expense, net          64,334           33,963          158,469           84,852
                                              ------------     ------------     ------------     ------------

INCOME BEFORE INCOME TAXES                          43,635          565,086         (701,657)         820,716

PROVISION FOR INCOME TAXES                            --               --               --               --
                                              ------------     ------------     ------------     ------------

NET INCOME                                    $     43,635     $    565,086     $   (701,567)    $    820,716
                                              ============     ============     ============     ============
NET INCOME PER COMMON AND
  COMMON EQUIVALENT
    SHARE (Note 2)                            $        .02     $        .19     $       (.20)    $        .31
                                              ============     ============     ============     ============

COMMON AND COMMON
  EQUIVALENT SHARES
    OUTSTANDING (Note 2)                         2,831,665        2,920,574        3,177,253        2,571,292
                                              ============     ============     ============     ============

                 See notes to consolidated financial statements.

                GATEWAY DATA SCIENCES CORPORATION AND SUBSIDIARY

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                FOR THE THREE MONTHS ENDED JULY 31, 1997 AND 1996

                                                                                           Six Months Ended
                                                                                               July 31,
                                                                                    ---------------------------
                                                                                        1997            1996
                                                                                        ----            ----
                                                                                             (Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income ..................................................................    $  (701,656)    $   820,716
   Adjustments to reconcile net income to net cash used in operating activities:
       Depreciation and amortization ...........................................        421,964         266,017
       Amortization of deferred compensation ...................................          6,511           7,800
   Effect of changes in assets and liabilities:
       Trade receivables .......................................................       (495,144)     (3,429,125)
       Inventories .............................................................       (260,055)     (1,078,645)
       Prepaid expenses and other assets .......................................       (474,931)        140,726
       Accounts payable ........................................................        974,655         533,646
       Accrued liabilities .....................................................     (2,439,389)       (786,993)
       Accrued payroll and benefits ............................................        174,293         209,627
       Deferred revenue ........................................................       (249,595)         79,377
                                                                                    -----------     -----------

                  Net cash used in operating activities ........................     (3,043,347)     (3,236,854)
                                                                                    -----------     -----------
CASH FLOWS FROM INVESTING ACTIVITIES:
   Purchase of property and equipment ..........................................       (466,091)       (802,424)
   Net investment in lease residuals ...........................................       (196,334)        138,424
                                                                                    -----------     -----------

                  Net cash (used in) provided by  investing activities .........       (662,425)       (664,000)
                                                                                    -----------     -----------
CASH FLOWS FROM FINANCING ACTIVITIES:
   Net proceeds from initial public offering ...................................           --         6,531,809
   Principal payments on notes payable .........................................        (77,325)       (875,350)
   Principal payments on capital lease obligations .............................        (39,409)        (28,543)
   Additional borrowings on capital lease obligations ..........................           --            66,344
   Borrowings on line of credit ................................................      2,807,654         984,011
   Proceeds from issuance of common stock ......................................         85,791          51,057
   Net payments to officers and employees ......................................           --          (536,172)
                                                                                    -----------     -----------

                  Net cash provided by financing activities ....................      2,776,711       6,193,156
                                                                                    -----------     -----------

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS ...........................       (929,061)      2,292,302

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD .................................        936,232          93,402
                                                                                    -----------     -----------

CASH AND CASH EQUIVALENTS, END OF PERIOD .......................................    $     7,171     $ 2,385,704
                                                                                    ===========     ===========
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
   Cash paid during the period for interest ....................................    $   230,163     $    87,036
                                                                                    ===========     ===========

   Cash paid during the period for income taxes ................................    $      --       $    39,500
                                                                                    ===========     ===========
SUPPLEMENTAL DISCLOSURES OF NON-CASH INVESTING AND
   FINANCING ACTIVITIES:
   Fair market value of stock issued to non-employee directors .................    $    19,533     $    15,600
                                                                                    ===========     ===========

                 See notes to consolidated financial statements

                GATEWAY DATA SCIENCES CORPORATION AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                  JULY 31, 1997

1.   INTERIM FINANCIAL REPORTING

         The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and the instructions to Form 10-QSB. Accordingly, they do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations, and cash flows for the periods presented have been made. The results of operations for the three and six-month periods ended July 31, 1997 are not necessarily indicative of the operating results that may be expected for the entire year ending January 31, 1998. These financial statements should be read in conjunction with the Company's Form 10-KSB for the fiscal year ended January 31, 1997.

2.   NET INCOME PER COMMON AND COMMON EQUIVALENT SHARE

         Net income per common and common equivalent share is computed using the weighted average number of common and common equivalent shares outstanding during each period. Common stock equivalents consist of stock options and warrants.

3.   OTHER

         The Company is party to various legal and administrative proceedings arising in the ordinary course of business. The Company is involved in a material dispute with a customer. The dispute involves a receivable of $3,803,055 at July 31, 1997. On May 30, 1997, the customer filed suit against the Company in the United States District Court for the Eastern District of Wisconsin (Case No. 97-C-0635). The complaint alleges that the Company breached its contract with the customer by (i) failing to deliver and install certain software products, (ii) failing to use its best efforts to achieve productive use of the Company's software products, and (iii) failing to provide its professional consulting services in a reasonable, workmanlike manner. The customer is seeking an unspecified amount of damages and a declaratory judgment with respect to the parties' respective rights and legal obligations. The complaint also alleges that the Company acted in a fraudulent manner by making false representations to the customer in connection with the contractual agreements between the Company and the customer. On October 15, 1997, the court dismissed the customer's fraud claim against the Company. The Company has filed a counterclaim for the amounts that the Company claims the customer owes under the contract and has filed an answer denying the customer's claims in the complaint. The Company intends to vigorously pursue its counterclaim and to vigorously defend the lawsuit by the customer. In the event that the Company is unable to obtain a successful decision on its counterclaim or a decision adverse to the Company is rendered with respect to the claims by the customer, the resolution of this matter could have a material adverse effect on the Company.

4.   TRANSACTIONS WITH RELATED PARTIES

         Included in Other Assets is a receivable due from a related entity of approximately $408,000. The amounts due represent a receivable of approximately $608,000 for management and consulting services provided by Company personnel during the year, partially offset by a loan from the related entity to the Company of approximately $200,000. Certain executives of the Company maintain a direct interest and managerial role in the related entity. The receivable is recorded as an arms-length transaction at the estimated fair value of services performed. In addition, management believes the balance is fully collectible and a valuation allowance has not been recorded.

         In January 1997, the Company entered into an equipment lease agreement with Anderson & Wells Investment Companies, an affiliate of Gregory S. Anderson and Larry J. Wells, who are directors of the Company. The lease provides for payments totaling approximately $675,700 to Anderson & Wells Investment Companies during the period from January 1997 to November 1999.

         In July 1997, Michael M. Gordon, the Company's Chairman of the Board, President, and Chief Executive Officer and Mr. Gordon's spouse personally guaranteed the Company's obligations under its line of credit. The guaranty includes the pledge of all of the Company's Common Stock held by Mr. Gordon and his spouse. Outstanding borrowings under the line of credit that were guaranteed by Mr. Gordon and his spouse total approximately $2.8 million as of July 31, 1997.

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

         The Company historically has generated the majority of its revenue from the resale of hardware and software products produced by third parties, primarily International Business Machines Corp. ("IBM") AS/400 and related peripheral equipment. The Company also has historically generated a portion of its revenue from the sale of its proprietary software products, primarily the Kinetics(TM) warehouse management system, which was developed exclusively for use on the AS/400 platform, and from providing professional services related to these products. Sales of IBM products, including hardware, software, and maintenance, accounted for approximately 66% and 56% of the Company's total revenue for the years ended January 31, 1996 and 1997, respectively, and approximately 51% and 46% for the six months ended July 31, 1996 and 1997, respectively. The Company's reseller agreement with IBM expired in July 1997. During the year ended January 31, 1996, the Company changed its business strategy to focus on the development and marketing of its proprietary software products. In conjunction with this change in strategy, the Company has since dedicated many of its resources to the development and marketing of new software products. The Company anticipates that this will result in a change in its revenue mix. The Company believes that, although the change in revenue mix may initially result in lower total revenue, it should also result in improved gross profit margins as software revenue increases as a percentage of total revenue. There can be no assurance, however, that the Company will be able to successfully complete this transition in its business focus.

         The Company has marketed the Kinetics(TM) warehouse management software product for several years and will continue its current sales efforts dedicated to this product and related services. Kinetics currently operates only on the IBM AS/400 family of midrange computers. Prior to January 31, 1997, the Company had derived substantially all of its software revenue from Kinetics and other IBM-based software products. Future revenue from sales of Kinetics and related services will depend upon continued widespread use of IBM midrange computers and upon the continued support of such computers by IBM. In addition, the Company will be required to adapt Kinetics to any changes made by IBM to the AS/400's operating system software. A significant shift away from IBM midrange computer systems by the Company's customers or the failure by IBM to continue its support of these systems could have a material adverse effect on the Company.

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

         Cost of products sold includes costs of those software and hardware products not manufactured by the Company and maintenance resold by the Company. The Company does not capitalize any software development costs associated with the development of its proprietary software products and has expensed all payroll and related costs for software development as incurred. Software development cost also includes all other general and administrative costs associated with software development personnel. Maintenance and support services includes cost of personnel and related administrative costs associated with telephone support of the Company's software products. Professional services expense consists of salaries, benefits, and other general and administrative costs attributable to professional services personnel. Sales and marketing expenses consist primarily of salaries, commissions, benefits, marketing materials, travel expenses, and other general and administrative costs associated with or allocated to the Company's sales and marketing personnel. General and administrative expenses include the cost of finance and accounting, human resources, corporate information systems, and other administrative functions of the Company.

Results of Operations of the Company for the Three Months Ended July 31, 1997 and 1996

         Revenue. Total revenue decreased by 23% from approximately $8.0 million in the three months ended July 31, 1996 to approximately $6.1 million in the three months ended July 31, 1997. Product revenue decreased by 30% from approximately $6.3 million to approximately $4.4 million during the same periods. As a percentage of total revenue, product revenue decreased from 79% during the three months ended July 31, 1996 to 72% during the three months ended July 31, 1997. Software license revenue decreased by 31% from approximately $1.0 million in the three months ended July 31, 1996 to approximately $696,000 in the three months ended July 31, 1997. As a percentage of total revenue, software license revenue decreased from 13% to 11% during the same periods. Maintenance and support revenue increased approximately 41% from approximately $144,000 in the three months ended July 31, 1996 to approximately $203,000 in the three months ended July 31, 1997. As a percentage of total revenue, maintenance revenue increased from 2% in the three months ended July 31, 1996 to approximately 3% in the three months ended July 31, 1997. Professional services revenue increased 54% from approximately $555,000 to approximately $855,000 during the three months ended July 31, 1996 and 1997, respectively. As a percentage of total revenue, professional services revenue increased from 7% to 14% during the three months ended July 31, 1996 and 1997, respectively.

         The overall decrease in total revenue is attributed to decreases in third-party products and software revenue, partially offset by increases in maintenance and support services revenue and professional services revenue. The decrease in third party product revenue is due (i) to the expiration of the Company's reseller agreement in July 1997 and (ii) shipments from IBM of the then new RISC AS/400 processors that were delayed during the three months ended April 30, 1996 and subsequently shipped during the three months ended July 31, 1996. The Company continues to believe that revenue from third-party products will decrease as a percentage of total revenue and that the total dollar amounts of revenue from third-party products may decrease in the future. The decrease in software revenue is attributed to reduced sales of Kinetics and the unavailability of the Company's new software products. The increase in maintenance and support services revenue is attributed to new software sales and support contracts. The increase in professional services revenue resulted from the Company's continued focus on sales of its proprietary software products, as well as the Company's continuing efforts to provide professional services to implement its software products.

         Cost of Products Sold. Cost of products sold decreased 42% from approximately $4.6 million during the three months ended July 31, 1996 to approximately $2.7 million during the three months ended July 31, 1997. This decrease is attributed to the corresponding decrease in sales of third-party products during the same period. As a percentage of product revenue, cost of products sold was approximately 74% and 61% during the three months ended July 31, 1996 and 1997, respectively.

         Software Development Expense. Software development expense increased from approximately $1.0 million to approximately $1.2 million during the three months ended July 31, 1996 and 1997, respectively. The 15% increase is attributed to increased research and development efforts associated with the development of the Company's proprietary software products. As a percentage of total revenue, software development costs increased from 13% in the three months ended July 31, 1996 to 20% in the three months ended July 31, 1997.

         Maintenance and Support Services Expense. Maintenance and support services expense decreased by 8% from approximately $163,000 in the three months ended July 31, 1996, to approximately $150,000 in the three months ended July 31, 1997. As a percentage of total revenue, maintenance and support services remained even at 2% of total revenue.

         Professional Services Expense. Professional services expense decreased by 7% from approximately $555,000 to approximately $515,000 during the three months ended July 31, 1996 and 1997, respectively. A reduction in personnel contributed to this decrease. As a percentage of professional services revenue, professional services expense decreased from 100% in the three months ended July 31, 1996 to 60% in the three months ended July 31, 1997. This decrease as a percentage is attributed to better utilization of professional services personnel.

         Sales and Marketing Expense. Sales and marketing expense increased 51% from approximately $530,000 to approximately $595,000 in the three months ended July 31, 1996 and 1997, respectively. The increase can be attributed to costs incurred for marketing literature, additional sales and marketing personnel, and an increased marketing presence at industry trade shows.

         General and Administrative Expense. General and administrative expense increased from approximately $473,000 in the three months ended July 31, 1996 to approximately $595,000 in the three months ended July 31, 1997. This 26% increase is attributed to additional personnel and associated costs, additional insurance costs, and increased building rent costs.

         Restructuring Charge. During the three months ended July 31, 1997, the Company took a restructuring charge of approximately $108,000. This charge was for the costs associated with an overall decrease of approximately 27% of personnel during August 1997. This reduction of personnel was primarily due to the expiration of the reseller agreement with IBM.

         Other Income (Expense). Interest expense was approximately $36,000 during the three months ended July 31, 1996, as compared with approximately $131,000 during the three months ended July 31, 1997. Interest expense incurred on the Company's line of credit contributed to this increase. The average outstanding balance on the line of credit was approximately $443,400 and approximately $2.8 million during the three months ended July 31, 1996 and 1997 respectively.

         Net Income. Net income decreased 92% from approximately $565,000, or $.19 per share, in the three months ended July 31, 1996 to approximately $44,000, or $.02 per share, in the three months ended July 31, 1997.

Results of Operations of the Company for the Six Months Ended July 31, 1997 and 1996

         Revenue. Total revenue remained constant at approximately $10.8 million in the six months ended July 31, 1996 and July 31, 1997. Product revenue decreased by 1% from approximately $7.2 million to approximately $7.1 million during the same periods. As a percentage of total revenue, product revenue decreased from 67% during the six months ended July 31, 1996 to 66% during the six months ended July 31, 1997. Software license revenue decreased by 24% from approximately $2.3 million in the six months ended July 31, 1996 to approximately $1.7 million in the six months ended July 31, 1997. As a percentage of total revenue, software license revenue decreased from 21% to 16% during the same periods. Maintenance and support services revenue increased approximately 61% from approximately $231,000 in the six months ended July 31, 1996 to approximately $372,000 in the six months ended July 31, 1997. As a percentage of total revenue, maintenance revenue increased from 2% in the six months ended July 31, 1996 to approximately 3% in the six months ended July 31, 1997. Professional services revenue increased 54% from approximately $1.0 million to approximately $1.6 million during the six months ended July 31, 1996 and 1997, respectively. As a percentage of total revenue, professional services revenue increased from 10% to 15% during the six months ended July 31, 1996 and 1997, respectively.

         The Company continues to believe that revenue from third-party products will decrease as a percentage of total revenue and that the total dollar amounts of revenue from third-party products may decrease in the future. The decrease in software revenue is attributed to reduced sales of Kinetics and the unavailability of the Company's new software products. The increase in maintenance and support services revenue is attributed to new software sales and support contracts. The increase in professional services revenue resulted from the Company's continued focus on sales of its proprietary software products, as well as the Company's continuing efforts to provide professional services to implement its software products.

         Cost of Products Sold. Cost of products sold decreased 7% from approximately $5.1 million during the six months ended July 31, 1996 to approximately $4.8 million during the six months ended July 31, 1997. As a percentage of product revenue, cost of products sold was approximately 71% and 67% during the six months ended July 31, 1996 and 1997, respectively.

         Software Development Expense. Software development expense increased from approximately $1.8 million to approximately $2.3 million during the six months ended July 31, 1996 and 1997, respectively. The 28% increase is attributed to increased research and development efforts associated with the development of the Company's proprietary software products. As a percentage of total revenue, software development costs increased from 17% in the six months ended July 31, 1996 to 21% in the six months ended July 31, 1997.

         Maintenance and Support Services Expense. Maintenance and support services expense decreased by 5% from approximately $295,000 in the six months ended July 31, 1996, to approximately $280,000 in the six months ended July 31, 1997. As a percentage of total revenue, maintenance and support services remained even at 3% of total revenue.

         Professional Services Expense. Professional services expense increased by 6% from approximately $912,000 to approximately $972,000 during the six months ended July 31, 1996 and 1997, respectively. As a percentage of professional services revenue, professional services expense decreased from 88% in the six months ended July 31, 1996 to 61% in the six months ended July 31,

1997. This decrease as a percentage is attributed to better utilization of professional services personnel.

         Sales and Marketing Expense. Sales and marketing expense increased 90% from approximately $872,000 to approximately $1.7 million in the six months ended July 31, 1996 and 1997, respectively. The increase can be attributed to costs incurred for marketing literature, additional sales and marketing personnel, and an increased marketing presence at industry trade shows.

         General and Administrative Expense. General and administrative expense increased from approximately $817,000 in the six months ended July 31, 1996 to approximately $1.2 million in the six months ended July 31, 1997. This 52% increase is attributed to additional personnel and associated costs, additional insurance costs, and increased building rent costs.

         Restructuring Charge. During the three months ended July 31, 1997, the Company took a restructuring charge of approximately $108,000. This charge was for costs associated with an overall decrease of approximately 27% of personnel during August 1997. This reduction of personnel was primarily due to the expiration of the reseller agreement with IBM.

         Other Income (Expense). Interest expense was approximately $87,000 during the six months ended July 31, 1996, as compared with approximately $230,000 during the six months ended July 31, 1997. Interest expense incurred on the Company's line of credit contributed to this increase. The average outstanding balance on the line of credit was approximately $402,100 and approximately $2.8 million during the six months ended July 31, 1996 and 1997, respectively.

         Net Income. Net income decreased 185% from approximately $820,000, or $.31 per share, in the six months ended July 31, 1996 to a deficit of approximately $(702,000) or $(.20) per share, in the six months ended July 31, 1997.

Liquidity and Capital Resources

         The Company's working capital position decreased from approximately $2.6 million at January 31, 1997 to approximately $266,000 at July 31, 1997.

         The Company used net cash of approximately $3.0 million for operations during the six months ended July 31, 1997, primarily as a result of the decrease in accrued liabilities and an increase in accounts receivable, inventories and prepaid expenses, partially offset by an increase in accounts payable.

         Capital expenditures for the six months ended July 31, 1997 totaled approximately $466,000 for the purchase of computer hardware and software products needed for the continued efficient development of the Company's proprietary software products.

         Financing activities provided net cash of approximately $2.8 million in the six months ended July 31, 1997. This cash was provided by borrowings on the Company's line of credit agreement with Norwest Business Credit, Inc. ("Norwest"). That line of credit, which matures on February 21, 2000 provides borrowing capacity in the amount of the lower of $3.0 million or 80% of accounts receivable, plus the lower of $250,000 or 50% of eligible inventory, as defined in the agreement. Borrowings under the line of credit are secured by substantially all of the Company's tangible and intangible assets. The agreement, as subsequently amended, requires a $5,000 minimum monthly fee that includes interest calculated at the base lending rate (prime rate) plus 2%, plus an unused facility fee of .25%. As of July 31, 1997, and October 27, 1997, the Company was in default under certain covenants on this line of credit. Accordingly, Norwest has the right to demand payment of all amounts outstanding, which amounted to approximately $2.8 million at July 31, 1997 and approximately $1.1 million at October 27, 1997. In addition, in October 1997 Norwest exercised its right to not provide any further advances under the line. In July 1997, Michael M. Gordon, the Company's Chairman of the Board, President, and Chief Executive Officer and Mr. Gordon's spouse personally guaranteed the Company's indebtedness under this line of credit. The Company currently is seeking additional sources of financing, which may include one or more private placements of debt or equity securities. There can be no assurance that any additional financing will be available to the Company or as to the terms of any such financing that is available. The inability to obtain such financing could result in the inability of the Company to continue as a going concern. If such financing is not available in sufficient amounts or on satisfactory terms, the Company also may be unable to expand its business or to develop new customers at the rate desired and its operating results may be adversely affected.

         The Company's financial statements for the six months ended July 31, 1997 have been prepared assuming that the Company will continue as a going concern. The Company had negative cash flow from operations of $2,612,680 for the year ended January 31, 1997, is in default of the terms of its line of credit agreement, does not have any readily available financing, is engaged in material litigation with a significant customer, recorded a net loss of approximately $700,000 (unaudited) for the six months ended July 31, 1997, and has not yet generated sufficient revenue from its software products to fund its ongoing operations. Additionally, its IBM reseller agreement expired in July 1997. These factors raise substantial doubt about the Company's ability to continue as a going concern. The Company's plans with regards to these matters are described in "Business Outlook and Risk Factors," below. The consolidated financial statements have been prepared on a going concern basis and do not include any adjustments relating to the recoverability and classification of asset carrying amounts or the amount and classification of liabilities that might result should the Company be unable to continue as a going concern.

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

Business Outlook and Risk Factors

         Although the trends reflected by the operating results of the Company in the six months ended July 31, 1997 indicate that revenue has remain essentially unchanged, the Company continues to believe that although total revenue may decrease in the near future, software and services revenue should contribute to a larger share of overall revenue, which should result in an increase in gross profit margins and net margins. The Company continues to invest heavily in research and development of new and enhanced software products in order to reach a larger segment of its targeted market. During the six months ended July 31, 1997 the Company announced new software products that are platform independent and contain added and improved functionality. The transition to hardware platform independence is designed to lead to a broader market for the Company's products. The Company's total revenue and product mix could be materially and adversely affected by many factors, some of which are beyond the control of the Company. Those factors include the Company's ability to maintain the software design and development capabilities necessary to design and produce innovative and desirable products on a timely and cost-effective basis; the Company's ability to penetrate new markets and attract new customers; the budgeting and purchasing practices or constraints of its customers; the length of the Company's sales cycles; the complicated nature of the Company's product installations; and unanticipated postponement or cancellation of significant orders. There also can be no assurance that the Company's softwareproducts will achieve market acceptance or that the Company will be able to develop new products and services in a timely and cost-effective manner. The failure of the Company to successfully develop and market its own software products and to overcome the loss of revenue from the sale of hardware and software products developed by others could have a material adverse effect on the Company.

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

         The Company continues to invest in sales and marketing in order to enhance its image and brand awareness. The Company has continued to add new marketing and sales personnel during the last six months, and has invested in updating its industry trade-show presence and image. Although the Company believes that its increased sales and marketing efforts will contribute to an increased number of customers and increased revenue associated with the sales of software products, certain risk factors exist that could have a material adverse effect on the Company's operating results. Those risk factors include lack of assurance that its products will achieve or maintain market acceptance; the complexity of the Company's software programs, which may cause delays in product development and could result in loss of market acceptance, loss of sales, and reduction of market share; and the fact that the Company's software products compete with those of many major domestic and international companies, many of which have greater market recognition and substantially greater financial, technical, and marketing resources than the Company possesses.

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

PART II           OTHER INFORMATION

Item 1.           Legal Proceedings

                  The Company is involved in a material dispute with a customer. The dispute involves a receivable of $3,803,055 at July 31, 1997 and at October 27, 1997. On May 30, 1997, the customer filed suit against the Company in the United States District Court for the Eastern District of Wisconsin (Case No. 97-C-0635). The complaint alleges that the Company breached its contract with the customer by (i) failing to deliver and install certain software products, (ii) failing to use its best efforts to achieve productive use of the Company's software products, and (iii) failing to provide its professional consulting services in a reasonable, workmanlike manner. The customer is seeking an unspecified amount of damages and a declaratory judgment with respect to the parties' respective rights and legal obligations. The complaint also alleges that the Company acted in a fraudulent manner by making false representations to the customer in connection with the contractual agreements between the Company and the customer. On October 15, 1997, the court dismissed the customer's fraud claim against the Company. The Company has filed a counterclaim for the amounts that the Company claims the customer owes under the contract and has filed an answer denying the customer's claims in the complaint. The Company intends to vigorously pursue its counterclaim and to vigorously defend the lawsuit by the customer. In the event that the Company is unable to obtain a successful decision on its counterclaim or a decision adverse to the Company is rendered with respect to the claims by the customer, the resolution of this matter could have a material adverse effect on the Company.

Item 2.           Changes in Securities

                  Not applicable

Item 3.           Defaults Upon Securities

                  Not Applicable

Item 4.           Submissions of Matter to a Vote of Security Holders

                  Not Applicable

Item 5.           Other Information

                  Not Applicable

Item 6.           Exhibits and Reports on Form 8-K

                  (a)  Exhibits

                           10.17 Second Amendment to Credit and Security Agreement, dated as of June 10, 1997, between Gateway Data Sciences Corporation,
                                    Gateway  Credit  Corporation,   and  Norwest
                                    Business Credit, Inc.

                           10.18    Third   Amendment  to  Credit  and  Security
                                    Agreement,  dated  as  of  August  8,  1997,
                                    between  Gateway Data Sciences  Corporation,
                                    Gateway  Credit  Corporation,   and  Norwest
                                    Business Credit, Inc.

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


/s/ Vickie B. Jarvis            Vice President, Finance and     October 29, 1997
-------------------------       Chief Financial Officer
Vickie B. Jarvis                (Principal Financial and
                                Accounting Officer)
                                      -18-