Form 10QSB
period 1997-10-31
GATEWAY DATA SCIENCES CORP
filed 1997-12-23
CIK 1002917

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

                QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended October 31, 1997

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

                      APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity: 2,838,138 shares of common stock, $.01 par value (as of December 22,
1997)

                GATEWAY DATA SCIENCES CORPORATION AND SUBSIDIARY
                                      INDEX


                                                                        Page

PART I.           FINANCIAL INFORMATION

Item 1.           Financial Statements

                  Consolidated Balance Sheets as of October 31, 1997
                  and January 31, 1997                                    3

                  Consolidated Statements of Operations for the
                  three months and nine months ended
                  October 31, 1997 and 1996                               4

                  Consolidated Statements of Cash Flows for the
                  nine months ended October 31, 1997 and 1996             5

                  Notes to Consolidated Financial Statements              6

Item 2.           Management's Discussion and Analysis of
                  Financial Condition and Results of Operations           9

PART II. OTHER INFORMATION                                               18

                  Signatures                                             19

PART I, ITEM 1.   FINANCIAL STATEMENTS

                GATEWAY DATA SCIENCES CORPORATION AND SUBSIDIARY
                           CONSOLIDATED BALANCE SHEETS
            AS OF OCTOBER 31, 1997 ( UNAUDITED) AND JANUARY 31, 1997

                                                                          October 31,    January 31,
                                                                              1997          1997
                                                                         -------------  -------------
ASSETS
CURRENT ASSETS:
   Cash and cash equivalents                                             $       2,197  $     936,232
   Trade receivables  --  less allowance of
     $577,000 and $112,300, respectively                                     1,121,159      7,684,086
   Inventories                                                                 670,947      2,420,393
   Prepaid expenses and other assets                                           521,838        432,140
                                                                         -------------  -------------

                  Total current assets                                       2,316,141     11,472,851

PROPERTY AND EQUIPMENT  --  Net                                              1,020,466      1,794,894
NET INVESTMENT IN LEASE RESIDUALS                                            1,223,627      1,663,870
ACCOUNTS RECEIVABLE - Long Term                                              3,803,055           --
OTHER ASSETS                                                                   952,836        666,884
                                                                         -------------  -------------

                                                                         $   9,316,124  $  15,598,498
                                                                         =============  =============

LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES:
   Accounts payable                                                      $   3,596,435      1,452,775
   Accrued liabilities                                                         401,884      2,889,574
   Accrued payroll and benefits                                                972,789        346,319
   Line of Credit                                                            1,055,549             --
   Current portion of notes payable                                            637,153        161,438
   Current portion of capital lease obligations                                 25,313         74,375
   Deferred revenue                                                            952,870      1,058,759
                                                                         -------------  -------------

                  Total current liabilities                                  7,641,993      5,204,674

DEFERRED REVENUE, recognized after one year                                  1,305,491      1,785,266
NOTES PAYABLE, less current portion                                            140,388        280,600
CAPITAL LEASE OBLIGATIONS, less current portion                                 45,990         56,445
OTHER LONG TERM LIABILITIES                                                     56,792             --
                                                                         -------------  -------------

                  Total liabilities                                          9,190,654      8,105,552
                                                                         -------------  -------------

COMMITMENTS AND CONTINGENCIES
SHAREHOLDERS' EQUITY:
   Preferred stock, $.01 par value, 5,000,000 shares authorized,
     no shares issued and outstanding                                             --             --
   Common stock, $.01 par value, 20,000,000 shares authorized,
     2,838,138 shares issued and outstanding at October 31, 1997 and
     2,813,312 shares issued and outstanding at January 31, 1997                28,381         28,133
   Additional paid-in capital                                                9,309,016      9,203,940
   Deferred compensation                                                        (8,139)          --
   Accumulated deficit                                                      (9,203,788)    (1,739,128)
                                                                         -------------- --------------

                  Total shareholders' equity                                   125,470      7,492,946
                                                                         -------------  -------------

                                                                         $   9,316,124  $  15,598,498
                                                                         =============  =============

                 See notes to consolidated financial statements.

                GATEWAY DATA SCIENCES CORPORATION AND SUBSIDIARY

                      CONSOLIDATED STATEMENTS OF OPERATIONS

          FOR THE THREE AND NINE MONTHS ENDED OCTOBER 31, 1997 AND 1996

                                                 Three Months Ended                       Nine Months Ended
                                                     October 31,                              October 31,
                                                     (Unaudited)                              (Unaudited)
                                                 1997             1996                     1997           1996
                                                 ----             ----                     ----           ----
REVENUE
   Product                                  $    1,424,625    $   7,163,221           $   8,561,380  $   14,383,153
   Software license                                 67,659          667,587               1,780,079       2,931,028
   Maintenance and support services                214,087          123,076                 586,468         354,473
   Professional services                           216,351          709,884               1,820,775       1,751,371
                                            --------------    -------------           -------------  --------------
                  Total revenue                  1,922,722        8,663,768              12,748,702      19,420,025
                                            --------------    -------------           -------------  --------------

OPERATING EXPENSES:
   Products sold                                 4,065,166        4,909,630               8,873,991      10,064,921
   Software development                          1,071,410        1,016,712               3,371,696       2,825,201
   Maintenance and support services                152,904          153,194                 432,750         438,142
   Professional services                           495,424          641,523               1,467,020       1,553,840
   Sales and marketing                           1,278,393          492,950               2,935,396       1,365,073
   General and administrative                    1,544,273          625,113               2,788,303       1,442,635
   Restructuring charges                              --               --                   107,582            --
                                            --------------    -------------           -------------  ------------

                  Total expenses                 8,607,570        7,839,122              19,976,738      17,689,812
                                            --------------    -------------           -------------  --------------

INCOME (LOSS) FROM OPERATIONS                   (6,684,848)         824,646              (7,228,036)      1,730,213

OTHER (INCOME) EXPENSE:
   Interest expense                                109,432          101,469                 339,595         188,505
   Other, net                                      (31,277)            (294)               (102,971)         (1,890)
                                            ---------------   --------------          -------------- ---------------

                  Total other expense, net          78,155          101,763                 236,624         186,615
                                            --------------    -------------           -------------  --------------

INCOME (LOSS) BEFORE INCOME TAXES               (6,763,003)         722,883              (7,464,660)      1,543,598

PROVISION FOR INCOME TAXES                            --               --                      --              --
                                            --------------    -------------           -------------  ------------

NET INCOME (LOSS)                           $   (6,763,003)   $     722,883           $  (7,464,660) $    1,543,598
                                            ==============    =============           =============  ==============

NET INCOME (LOSS) PER COMMON
AND COMMON EQUIVALENT
    SHARE (Note 2)                          $        (2.38)   $         .26           $       (2.58) $          .57
                                            ==============    =============           =============  ==============

COMMON AND COMMON
  EQUIVALENT SHARES
    OUTSTANDING (Note 2)                         2,838,138        2,819,776               3,121,394       2,610,456
                                            ==============    =============           =============  ==============

                 See notes to consolidated financial statements.

                GATEWAY DATA SCIENCES CORPORATION AND SUBSIDIARY

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

               FOR THE NINE MONTHS ENDED OCTOBER 31, 1997 AND 1996

                                                                                         Nine Months Ended October 31,
                                                                                         -----------------------------
                                                                                             1997           1996
                                                                                             ----           ----
                                                                                                  (Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income......................................................................     $  (7,464,660)  $     820,716
   Adjustments to reconcile net income (loss) to net cash used in operating activities:
       Depreciation and amortization...............................................           438,456         266,017
       Amortization of deferred compensation.......................................            11,394           7,800
       Net loss on property dispositions and other.................................            30,112            --
   Effect of changes in assets and liabilities:
       Trade receivables...........................................................         2,759,872      (3,429,125)
       Inventories.................................................................         1,749,446      (1,078,645)
       Prepaid expenses and other assets...........................................          (375,651)        140,726
       Accounts payable............................................................         2,143,663         533,646
       Accrued liabilities.........................................................        (2,430,900)       (786,993)
       Accrued payroll and benefits................................................           626,470         209,627
       Deferred revenue............................................................          (585,665)         79,377
                                                                                        -------------   -------------

                  Net cash used in operating activities............................        (3,097,463)     (3,236,854)
                                                                                        -------------   -------------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Purchase of property and equipment..............................................          (464,207)       (802,424)
   Proceeds from sale of property and equipment....................................           770,067            --
   Net investment in lease residuals...............................................           440,243         138,424
                                                                                        -------------   -------------

                  Net cash (used in) provided by  investing activities.............           746,103        (664,000)
                                                                                        -------------   -------------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Net proceeds from initial public offering.......................................              --         6,531,809
   Proceeds from additional borrowings  on notes payable...........................           454,000            --
   Principal payments on notes payable.............................................          (118,498)       (875,350)
   Principal payments on capital lease obligations.................................           (59,517)        (28,543)
   Additional borrowings on capital lease obligations..............................              --            66,344
   Borrowings on line of credit....................................................         1,055,549         984,011
   Proceeds from issuance of common stock..........................................            85,791          51,057
   Net payments to officers and employees..........................................              --          (536,172)
                                                                                        -------------   -------------

                  Net cash provided by financing activities........................         1,417,325       6,193,156
                                                                                        -------------   -------------

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS...............................          (934,035)      2,292,302

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD.....................................           936,232          93,402
                                                                                        -------------   -------------

CASH AND CASH EQUIVALENTS, END OF PERIOD...........................................     $       2,197   $   2,385,704
                                                                                        =============   =============

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
   Cash paid during the period for interest........................................     $     339,595   $      87,036
                                                                                        =============   =============

   Cash paid during the period for income taxes....................................     $        --     $      39,500
                                                                                        =============   =============

SUPPLEMENTAL DISCLOSURES OF NON-CASH INVESTING AND
   FINANCING ACTIVITIES:
   Fair market value of stock issued to non-employee directors.....................     $      19,533   $      15,600
                                                                                        =============   =============

                 See notes to consolidated financial statements

                GATEWAY DATA SCIENCES CORPORATION AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                OCTOBER 31, 1997



1.   INTERIM FINANCIAL REPORTING

         The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and the instructions to Form 10-QSB. Accordingly, they do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations, and cash flows for the periods presented have been made. The results of operations for the three and nine-month periods ended October 31, 1997 are not necessarily indicative of the operating results that may be expected for the entire year ending January 31, 1998. These financial statements should be read in conjunction with the Company's Form 10-KSB for the fiscal year ended January 31, 1997.

2.   NET INCOME PER COMMON AND COMMON EQUIVALENT SHARE

         Net income per common and common equivalent share is computed using the weighted average number of common and common equivalent shares outstanding during each period. Common stock equivalents consist of stock options and warrants.

3.    OTHER

      The Company is party to various legal and administrative proceedings arising in the ordinary course of business. The Company is involved in a material dispute with a customer. The dispute involves a receivable of $3,803,055 at October 31, 1997. On May 30, 1997, the customer filed suit against the Company in the United States District Court for the Eastern District of Wisconsin (Case No. 97-C-0635). The complaint alleges that the Company breached its contract with the customer by (i) failing to deliver and install certain software products, (ii) failing to use its best efforts to achieve productive use of the Company's software products, and (iii) failing to provide its professional consulting services in a reasonable, workmanlike manner. The customer is seeking an unspecified amount of damages and a declaratory judgment with respect to the parties' respective rights and legal obligations. The complaint also alleges that the Company acted in a fraudulent manner by making false representations to the customer in connection with the contractual agreements between the Company and the customer. On October 15, 1997, the court dismissed the customer's fraud claim against the Company. The Company has filed a counterclaim for the amounts that the Company claims the customer owes under the contract and has filed an answer denying the customer's claims in the complaint. The Company intends to vigorously pursue its counterclaim and to vigorously defend the lawsuit by the customer. In the event that the Company is unable to obtain a successful decision on its counterclaim or a decision adverse to the Company is rendered with respect to the claims by the customer, the resolution of this matter could have a material adverse effect on the Company.

4.   TRANSACTIONS WITH RELATED PARTIES

     Included in Other Assets is a receivable due from a related entity of approximately $852,000. The amounts due represent a receivable of approximately $732,000 for management and consulting services provided by Company personnel during the year, and approximately $120,000 for certain expenses incurred for the affiliate. Certain executives of the Company maintain a direct interest and managerial role in the related entity. The receivable is recorded as an arms-length transaction at the estimated fair value of services performed. In addition, management believes the balance is fully collectible and a valuation allowance has not been recorded.

     In January 1997, the Company entered into an equipment lease agreement with Anderson & Wells Investment Companies, an affiliate of Gregory S. Anderson and Larry J. Wells, who are directors of the Company. The lease provides for payments totaling approximately $675,700 to Anderson & Wells Investment Companies during the period from January 1997 to November 1999.

     In July 1997, Michael M. Gordon, the Company's Chairman of the Board, President and Chief Executive Officer, and Mr. Gordon's spouse personally guaranteed the Company's indebtedness under its line of credit. The guarantee includes the pledge of all of the Company's common stock held by Mr. Gordon and his spouse. Outstanding borrowings under the line of credit that were guaranteed by Mr. Gordon and his spouse total approximately $1.1 million as of October 31, 1997.

     In August 1997,the Company entered into an equipment lease agreement with Anderson & Wells Investment Companies, an affiliate of Gregory S. Anderson and Larry J. Wells, who are directors of the Company. The lease provides for payments totaling approximately $770,100 to Anderson & Wells Investment Companies during the period from August 1997 to November 1999.

     Included in Notes Payable are amounts due to certain directors and affiliates of directors of the company. In October 1997, the Company entered into a unsecured note payable transaction with Steven A. Rothstein, a director of the Company. The note payable is in the amount of $100,000 and matures on December 31, 1997, together with interest payable at 14% per annum, or 18% per annum should the principal payment become overdue. The note provides for the Company to issue 30,769 shares of common stock of the Company in conjunction with the note; the Company to issue an additional 30,769 shares of Common Stock of the Company should the note not be paid before November 14, 1997; and warrants to purchase 61,538 shares of Common Stock of the Company at an exercise price of $1.63 per share if the note is not paid before November 28, 1997. The Company issued those shares of Common Stock of the Company and the warrants to Mr. Rothstein in December 1997.

     In October 1997, the Company entered into a unsecured note payable transaction with Sundance VenturePartners, L.P., an affiliate of Gregory S. Anderson and Larry J. Wells, who are directors of the Company. The note payable is in the amount of $54,000 and matures on December 29, 1997, together with interest payable at 14% per annum, or 18% per annum should the principal payment become overdue. The note provides for the Company to issue 16,615 shares of Common Stock of the Company in conjunction with the note; the Company to issue an additional 16,616 shares of Common Stock of the Company should the note not be paid before November 12, 1997; and warrants to purchase 33,231 shares of Common Stock of the Company at an exercise price of $1.63 per share if the note is not paid before November 26, 1997. The Company issued those shares of Common Stock of the Company and the warrants to Mr. Anderson in December 1997.

     In November 1997, the Company entered into a unsecured note payable transaction with Gregory S. Anderson, a director of the Company. The note payable is in the amount of $46,000 and matures on January 3, 1998, together with interest payable at 14% per annum, or 18% per annum should the principal payment become overdue. The note provides for the Company to issue 14,154 shares of Common Stock of the Company in conjunction with the note; the Company to issue an additional 14,153 shares of Common Stock of the Company should the note not be paid before November 17, 1997; and warrants to purchase 28,307 shares of Common Stock of the Company at an exercise price of $1.63 per share if the note is not paid before November 28, 1997. The Company issued those shares of common stock of the Company and the warrants to Mr. Anderson in December 1997.

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

     Prior to August 1, 1997, the Company has generated the majority of its revenue from the resale of hardware and software products produced by third parties, primarily International Business Machines Corp. ("IBM") AS/400 and related peripheral equipment. The Company also has historically generated a portion of its revenue from the sale of its proprietary software products, primarily the Kinetics(TM) warehouse management system, which was developed exclusively for use on the AS/400 platform, and from providing professional services related to these products. Sales of IBM products, including hardware, software, and maintenance, accounted for approximately 66% and 56% of the Company's total revenue for the years ended January 31, 1996 and 1997, respectively, and approximately 54% and 49% for the nine months ended October
31, 1996 and 1997, respectively. The Company's reseller agreement with IBM expired in July 1997. During the year ended January 31, 1996, the Company changed its business strategy to focus on the development and marketing of its proprietary software products. In conjunction with this change in strategy, the Company has since dedicated many of its resources to the development and marketing of new software products. The Company anticipates that this will result in a change in its revenue mix. The Company believes that, although the change in revenue mix may initially result in lower total revenue, it should also result in improved gross profit margins as software revenue increases as a percentage of total revenue. There can be no assurance, however, that the Company will be able to successfully complete this transition in its business focus.

     The Company has marketed the Kinetics(TM) warehouse management software product for several years. Kinetics currently operates only on the IBM AS/400 family of midrange computers. Prior to January 31, 1997, the Company had derived substantially all of its software revenue from Kinetics and other IBM-based software products. Future revenue from sales of Kinetics and related services will depend upon continued widespread use of IBM midrange computers and upon the continued support of such computers by IBM. In addition, the Company will be required to adapt Kinetics to any changes made by IBM to the AS/400's operating system software. A significant shift away from IBM midrange computer systems by the Company's customers or the failure by IBM to continue its support of these systems could have a material adverse effect on the Company.

     During the year ended January 31, 1997, the Company introduced Transact(TM), a point-of-sale software product developed in Java(TM) that can be utilized on a wide variety of point-of-sale hardware platforms. Subsequent to January 31, 1997, the Company introduced MarketBuilder(TM), a relationship marketing system for retailers, and Crossfire(TM), an Internet-based store communication system, both of which are also developed in Java. The Company intends to increase the resources dedicated to software development and marketing in support of its newly introduced retail point-of-sale software products. These products have been generally available since October 1997 and although the Company has not yet generated significant sales of its new Java-based products, it expects that the functionality of its new products, the flexibility of Java-based software, and the personnel changes that have been made to focus on software development and marketing efforts will result in sufficient future revenue to fund its ongoing operations.

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

Results of Operations of the Company for the Three Months Ended October 31, 1997 and 1996

         Revenue. Total revenue decreased by 78% from approximately $8.7 million in the three months ended October 31, 1996 to approximately $1.9 million in the three months ended October 31, 1997. Product revenue decreased by 80% from approximately $7.1 million to approximately $1.4 million during the same periods. As a percentage of total revenue, product revenue decreased from 83% during the three months ended October 31, 1996 to 74% during the three months ended October 31, 1997. Software license revenue decreased by 90% from approximately $668,000 in the three months ended October 31, 1996 to approximately $68,000 in the three months ended October 31, 1997. As a percentage of total revenue, software license revenue decreased from 8% to 4% during the same periods. Maintenance and support revenue increased approximately 74% from approximately $123,000 in the three months ended October 31, 1996 to approximately $214,000 in the three months ended October 31, 1997. As a percentage of total revenue, maintenance revenue increased from 1% in the three months ended October 31, 1996 to approximately 11% in the three months ended October 31, 1997. Professional services revenue decreased 70% from approximately $710,,000 to approximately $216,000 during the three months ended October 31, 1996 and 1997, respectively. As a percentage of total revenue, professional services revenue increased from 8% to 11% during the three months ended October 31, 1996 and 1997, respectively.

         The overall decrease in total revenue is attributed to decreases in third-party product revenue, software revenue and professional services revenue, partially offset by increases in maintenance and support services revenue. The decrease in third party product revenue is due to the expiration of the Company's IBM reseller agreement in July 1997. The Company continues to believe that revenue from third-party products will decrease as a percentage of total revenue and that the total dollar amounts of revenue from third-party products may decrease in the future. The decrease in software revenue is attributed to reduced sales of Kinetics, the unavailability of the Company's new software products, delayed customer purchase orders, and the cash flow difficulties experienced by the Company during the quarter. See "Liquidity and Capital Resources". The increase in maintenance and support services revenue is attributed to ongoing support contracts, primarily from sales during the prior fiscal year and prior periods in the current fiscal year. The decrease in professional services revenue resulted from the Company's reduced software sales during the three months ended October 31, 1997.

         Cost of Products Sold. Cost of products sold decreased 17% from approximately $4.9 million during the three months ended October 31, 1996 to approximately $4.0 million during the three months ended October 31, 1997. As a percentage of product revenue, cost of products sold was approximately 69% and 286% during the three months ended October 31, 1996 and 1997, respectively. Due to the cash flow difficulties during the nine months ending October 31, 1997, and continued cash flow difficulties subsequent to October 31, 1997, and in an effort to quickly raise capital, the Company liquidated equipment inventories and recorded substantial losses on such sales during the three months ended October 31, 1997.

         Software Development Expense. Software development expense increased from approximately $1.0 million to approximately $1.1 million during the three months ended October 31, 1996 and 1997, respectively. The 5% increase is attributed to increased research and development efforts associated with the development of the Company's proprietary software products. As a percentage of total revenue, software development costs increased from 12% in the three months ended October 31, 1996 to 56% in the three months ended October 31, 1997.

         Maintenance and Support Services Expense. Maintenance and support services expense remained even at approximately $153,000 in the three months ended October 31, 1996 and in the three months ended October 31, 1997. As a percentage of total revenue, maintenance and support services increased from at 2% to 8% of total revenue during the three months ended October 31, 1996 and 1997, respectively.

         Professional Services Expense. Professional services expense decreased by 23% from approximately $641,000 to approximately $495,000 during the three months ended October 31, 1996 and 1997, respectively. A reduction in personnel contributed to this decrease. As a percentage of professional services revenue, professional services expense increased from 91% in the three months ended October 31, 1996 to 229% in the three months ended October 31, 1997. This increase as a percentage is attributed to decreased levels of professional services revenue during the three months ended October 31, 1997.

         Sales and Marketing Expense. Sales and marketing expense increased 159% from approximately $493,000 to approximately $1.3 million in the three months ended October 31, 1996 and 1997, respectively. The increase can be attributed to the retirement of a prepaid marketing agreement, additional sales and marketing personnel, and an increased marketing presence at industry trade shows.

         General and Administrative Expense. General and administrative expense increased from approximately $625,000 in the three months ended October 31, 1996 to approximately $1.5 million in the three months ended October 31, 1997. This 147% increase is attributed to increased reserves in bad debt expense, additional personnel and associated costs, additional insurance costs, and increased building rent costs.

         Other Income (Expense). Interest expense was approximately $101,000 during the three months ended October 31, 1996, as compared with approximately $109,000 during the three months ended October 31, 1997.

         Net Income (Loss). Net income decreased 1,036% from approximately $723,000, or $.26 per share, in the three months ended October 31, 1996 to a deficit of approximately $(6.8 million), or $(2.38) per share, in the three months ended October 31, 1997. The expiration of the reseller agreement with IBM in July 1997, the material dispute with a customer, and delayed customer purchases have caused significant cash flow difficulties, which forced the liquidation of assets below market value and resulted in the substantial loss subsequent to July 31, 1997.

Results of Operations of the Company for the Nine Months Ended October 31, 1997 and 1996

         Revenue. Total revenue decreased 40% from approximately $19.4 million in the nine months ended October 31, 1996 to approximately $12.7 million at October 31, 1997. Product revenue decreased by 39% from approximately $14.4 million to approximately $8.6 million during the same periods. As a percentage of total revenue, product revenue decreased from 74% during the nine months ended October 31, 1996 to 67% during the nine months ended October 31, 1997. Software license revenue decreased by 39% from approximately $2.9 million in the nine months ended October 31, 1996 to approximately $1.8 million in the nine months ended October 31, 1997. As a percentage of total revenue, software license revenue decreased from 15% to 14% during the same periods. Maintenance and support services revenue increased approximately 65% from approximately $354,000 in the nine months ended October 31, 1996 to approximately $586,000 in the nine months ended October 31, 1997. As a percentage of total revenue, maintenance revenue increased from 2% in the nine months ended October 31, 1996 to approximately 5% in the nine months ended October 31, 1997. Professional services revenue increased 4% from approximately $1.7 million to approximately $1.8 million during the nine months ended October 31, 1996 and 1997, respectively. As a percentage of total revenue, professional services revenue increased from 9% to 14% during the nine months ended October 31, 1996 and 1997, respectively.

         The Company continues to believe that revenue from third-party products will decrease as a percentage of total revenue and that the total dollar amounts of revenue from third-party products may decrease in the future. The decrease in software revenue is attributed to reduced sales of Kinetics and the unavailability of the Company's new software products. The increase in maintenance and support services revenue is attributed to ongoing support contracts, primarily from sales during the prior fiscal year and prior periods in the current fiscal year. The increase in professional services revenue resulted from the Company's continued focus on sales of its proprietary software products, as well as the Company's continuing efforts to provide professional services to implement its software products.

         Cost of Products Sold. Cost of products sold decreased 12% from approximately $10 million during the nine months ended October 31, 1996 to approximately $8.9 million during the nine months ended October 31, 1997. As a percentage of product revenue, cost of products sold was approximately 70% and 104% during the nine months ended October 31, 1996 and 1997, respectively. Due to the cash flow difficulties during the nine months ending October 31, 1997, and continued cash flow difficulties subsequent to October 31, 1997, and in an effort to quickly raise capital, the Company liquidated equipment inventories and recorded substantial losses on such sales during the three months ended October 31, 1997.

         Software Development Expense. Software development expense increased from approximately $2.8 million to approximately $3.4 million during the nine months ended October 31, 1996 and 1997, respectively. The 19% increase is attributed to increased research and development efforts associated with the development of the Company's proprietary software products. As a percentage of total revenue, software development costs increased from 15% in the nine months ended October 31, 1996 to 26% in the nine months ended October 31, 1997.

         Maintenance and Support Services Expense. Maintenance and support services expense decreased by 1% from approximately $438,000 in the nine months ended October 31, 1996, to approximately $432,000 in the nine months ended October 31, 1997. As a percentage of total revenue, maintenance and support services increased from 2% to 3% of total revenue during the nine months ended October 31, 1996 and 1997, respectively.

         Professional Services Expense. Professional services expense decreased by 6% from approximately $1.6 million to approximately $1.4 million during the nine months ended October 31, 1996 and 1997, respectively. As a percentage of professional services revenue, professional services expense decreased from 89% in the nine months ended October 31, 1996 to 81% in the nine months ended
October 31, 1997. This decrease as a percentage is attributed to better utilization of professional services personnel.

         Sales and Marketing Expense. Sales and marketing expense increased 115% from approximately $1.4 million to approximately $2.9 million in the nine months ended October 31, 1996 and 1997, respectively. The increase can be attributed to the retirement of a prepaid marketing agreement, costs incurred for marketing literature, additional sales and marketing personnel, and an increased marketing presence at industry trade shows.

         General and Administrative Expense. General and administrative expense increased from approximately $1.4 million in the nine months ended October 31, 1996 to approximately $2.8 million in the nine months ended October 31, 1997. This 93% increase is attributed to increased reserves for bad debt, additional personnel and associated costs, additional insurance costs, additional professional fees, and increased building rent costs.

         Restructuring Charge. During the nine months ended October 31, 1997, the Company took a restructuring charge of approximately $108,000. This charge was for costs associated with an overall decrease of approximately 27% of personnel during August 1997.

         Other Income (Expense). Interest expense was approximately $189,000 during the nine months ended October 31, 1996, as compared with approximately $340,000 during the nine months ended October 31, 1997. Interest expense incurred on the Company's line of credit contributed to this increase. The average outstanding balance on the line of credit was approximately $600,000 and approximately $2.1 million during the nine months ended October 31, 1996 and 1997, respectively.

         Net Income (Loss). Net income decreased 584% from approximately $1.5 million, or $.57 per share, in the nine months ended October 31, 1996 to a deficit of approximately $(7.4 million), or $(2.58) per share, in the nine months ended October 31, 1997. The expiration of the reseller agreement with IBM in July 1997 and the material dispute with a customer have caused significant cash flow difficulties, which forced the liquidation of assets below market value and resulted in the substantial loss subsequent to July 31, 1997.

Liquidity and Capital Resources

         The Company's working capital position decreased from approximately $2.6 million at January 31, 1997 to a deficit of approximately $(5.3 million) at October 31, 1997.

         The Company used net cash of approximately $3.1 million for operations during the nine months ended October 31, 1997, primarily as a result of the loss from operations and the decrease in accrued liabilities, partially offset by decreases in accounts receivable and inventories, and an increase in accounts payable and accrued payroll and benefits.

         Capital expenditures for the nine months ended October 31, 1997 totaled approximately $464,000 for the purchase of computer hardware and software products needed for the continued efficient development of the Company's proprietary software products. In August 1997, the
                                      -13

Company sold assets to a related party which resulted in the Company leasing those assets from Anderson and Wells Investment Companies, an affiliate of Gregory S. Anderson and Larry J. Wells, who are directors of the Company. This sale-leaseback provided approximately $770,000 to the Company. Subsequent to October 1997, the Company sold its interest in the residual value of certain customer-owned leases to raise cash for operations that resulted in the decrease of the value of those assets.

         Financing activities provided net cash of approximately $1.4 million in the nine months ended October 31, 1997. This cash was provided by $454,000 of notes payable with certain affiliated parties (see "Related Party Transactions") and by borrowings on the Company's line of credit agreement with Norwest Business Credit, Inc. ("Norwest"). That line of credit, which matures on February 21, 2000 provides borrowing capacity in the amount of the lower of $3.0 million or 80% of accounts receivable, plus the lower of $250,000 or 50% of eligible inventory, as defined in the agreement. Borrowings under the line of credit are secured by substantially all of the Company's tangible and intangible assets. The agreement, as subsequently amended, requires a $5,000 minimum monthly fee that includes interest calculated at the base lending rate (prime rate) plus 2%, plus an unused facility fee of .25%. As of October 31, 1997 the Company was in default under certain covenants on this line of credit. Accordingly, Norwest has the right to demand payment of all amounts outstanding, which amounted to approximately $1.1 million at October 31, 1997. In addition, in October 1997, Norwest exercised its right not to provide further advances under the line. In July 1997, Michael M. Gordon, the Company's Chairman of the Board, President, and Chief Executive Officer and Mr. Gordon's spouse personally guaranteed the Company's indebtedness under this line of credit. In November 1997, Norwest amended its agreement in a Forbearance Letter Agreement with the following terms: (i) the Maximum Borrowing Base Loan Amount to be $275,000 until December 31, 1997 and $250,000 on or after December 31, 1997; (ii) an Overadvance Loan (the "Overadvance") not to exceed $250,000 to be paid in full on or before December 31, 1997 with 25% of proceeds from Ineligible Accounts (as defined in the Security Agreement) and 10% from the sale of lease residuals to be applied as a permanent reduction of the Overadvance; and (iii) on or before December 31, 1997, borrowers and/or Guarantors shall cause the principal balance to be permanently reduced to not more than $250,000. Pursuant to this arrangement, Norwest resumed making advances to the Company in November 1997. The Company currently is seeking additional sources of financing, which may include one or more private placements of debt or equity securities. There can be no assurance that any additional financing will be available to the Company or as to the terms of any such financing that is available. The inability to obtain such financing could result in the inability of the Company to continue as a going concern. If such financing is not available in sufficient amounts or on satisfactory terms, the Company also may be unable to expand its business or to develop new customers at the rate desired and its operating results may be adversely affected.

         The Company's financial statements for the nine months ended October 31, 1997 have been prepared assuming that the Company will continue as a going concern. The Company had negative cash flow from operations of $2,612,680 for the year ended January 31, 1997, and approximately $3.1 million for the nine months ended October 31, 1997, is in default of the terms of its line of credit agreement, does not have any readily available financing, is engaged in material litigation with a significant customer, recorded a net loss of approximately $6.7 million (unaudited) for the nine months ended October 31, 1997, and has not yet generated sufficient revenue from its software products to fund its ongoing operations. Additionally, its IBM reseller agreement expired in July 1997. These factors raise substantial doubt about the Company's ability to continue as a going concern. The Company's plans with regards to these matters are described in "Business Outlook and Risk Factors," below. The consolidated financial statements do not include any adjustments relating to the recoverability and classification of asset carrying amounts or the amount and classification of liabilities that might result should the Company be unable to continue as a going concern.

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


Business Outlook and Risk Factors

         Although the trends reflected by the operating results of the Company in the nine months ended October 31, 1997 indicate that total revenue has decreased, the Company continues to believe that while total revenue may decrease in the near future, software and services revenue should contribute a larger share of overall revenue, which should result in an increase in gross profit margins and net margins. The Company continues to invest heavily in research and development of new and enhanced software products in order to reach a larger segment of its targeted market. During the nine months ended October 31, 1997 the Company announced new software products that are platform independent and contain added and improved functionality. The general availability for two of the three announced software products occurred during the three months ended October 31, 1997. The transition to hardware platform independence is designed to lead to a broader market for the Company's products. The Company's total revenue and product mix could be materially and adversely affected by many factors, some of which are beyond the control of the Company. Those factors include the Company's ability to maintain the software design and development capabilities necessary to design and produce innovative and desirable products on a timely and cost-effective basis; the Company's ability to penetrate new markets and attract new customers; the budgeting and purchasing practices or constraints of its customers; the length of the Company's sales cycles; the complicated nature of the Company's product installations; and unanticipated postponement or cancellation of significant orders. There also can be no assurance that the Company's software products will achieve market acceptance or that the Company will be able to develop new products and services in a timely and cost-effective manner. The failure of the Company to successfully develop and market its own software products and to overcome the loss of revenue from the sale of hardware and software products developed by others could have a material adverse effect on the Company.

         As a result of the factors discussed in "Liquidity and Capital Resources" above, the Company has not yet generated sufficient revenue from its software products to fund its ongoing operations. The Company currently is seeking additional sources of financing, which may include one or more private placements of debt or equity securities. There can be no assurance that such financing will be available.

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

         The Company continues to invest in sales and marketing in order to enhance its image and brand awareness. The Company has continued to add new marketing and sales personnel during the last nine months, and has invested in updating its industry trade-show presence and image. Although the Company believes that its increased sales and marketing efforts will contribute to an increased number of customers and increased revenue associated with the sales of software products, certain risk factors exist that could have a material adverse effect on the Company's operating results. Those risk factors include lack of assurance that its products will achieve or maintain market acceptance; the complexity of the Company's software programs, which may cause delays in product development and could result in loss of market acceptance, loss of sales, and reduction of market share; and the fact that the Company's software products compete with those of many major domestic and international companies, many of which have greater market recognition and substantially greater financial, technical, and marketing resources than the Company possesses.

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

PART II  OTHER INFORMATION

Item 1.           Legal Proceedings

                  Reference is made to the disclosure included under this Item in the Company's Quarterly Report on Form 10-QSB for the quarter ended July 31, 1997.

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

Signature:
----------

GATEWAY DATA SCIENCES CORPORATION

/s/ Michael M. Gordon         Chairman of the Board,        December 22, 1997
----------------------------  President, and Chief
Michael M. Gordon             Executive Officer
                              (Principal Executive
                              Officer)

/s/ Vickie B. Jarvis          Vice President, Finance and   December 22, 1997
----------------------------  Chief Financial Officer
Vickie B. Jarvis              (Principal Financial and
                              Accounting Officer)
                                      -19-